Form 10-Q
period 1996-06-30
WORKGROUP TECHNOLOGY CORP
filed 1996-08-13
CIK 1007021

                        WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                            Page(s)
                                                            -------

Part I.  Financial Information:

   Item 1:

        Condensed Consolidated Balance Sheets
           at June 30, 1996 and March 31, 1996                 2

        Consolidated Statements of Operations for the
           three months ended June 30, 1996 and 1995           3

        Consolidated Statements of Cash Flows for the
           three months ended June 30, 1996 and 1995           4

        Notes to Consolidated Financial
           Statements                                        5-6

   Item 2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                        7-8


Part II.  Other Information:

   Item 1.  Legal Proceedings                                  9

   Item 6.  Exhibits and Reports on Form 8-K                   9

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                       June 30,       March 31,
                                                         1996           1996
ASSETS                                               (unaudited)         (1)
- ------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                              $ 39,746       $ 40,959
     Accounts receivable                                  3,182          2,075
     Prepaid expenses and other current assets              472            234
                                                       --------       --------
           Total current assets                          43,400         43,268
                                                       --------       --------

Property and equipment, net                                 859            761
Other assets                                                 69             44
                                                       --------       --------
                                                       $ 44,328       $ 44,073
                                                       ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                 $    776        $    890
     Accrued expenses                                      821             952
     Accrued royalties                                       5             141
     Capital lease obligations                             207             219
     Deferred revenue                                    1,442           1,641
                                                       -------        --------
           Total current liabilities                     3,251           3,843
                                                       -------        --------

Capital lease obligations, net of current portion           85             116


Stockholders' equity:
     Common stock                                           79              79
     Additional paid-in capital                         43,733          43,727
     Officers' notes receivable                             (7)             (7)
     Accumulated translation adjustment                     (2)              7
     Accumulated deficit                                (2,811)         (3,692)
                                                       -------        --------
           Total stockholders' equity                   40,992          40,114
                                                       -------        --------
                                                      $ 44,328        $ 44,073
                                                      ========        ========

     (1)  Derived from audited financial statements





The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Three months ended June 30,
                                                        1996            1995
                                                          (unaudited)
- --------------------------------------------------------------------------------
Revenue
    Software licenses                                 $ 2,561          $ 1,493
    Maintenance and services                              910              532
                                                      -------          -------
         Total revenue                                  3,471            2,025

Cost of revenue
     Cost of software licenses                             70              149
     Cost of maintence and services                       483              216
                                                      -------          -------
         Total cost of revenue                            553              365


Gross profit                                            2,918            1,660

Operating expenses
     Selling and marketing                              1,315              603
     Research and development                             945              681
     General and administrative                           234              183
                                                      -------          -------
         Total operating expenses                       2,494            1,467


Income from operations                                    424              193

Interest income, net                                      497               20
                                                      -------          -------

Income before income taxes                                921              213

Provision  for income taxes                                40               14
                                                      -------          -------
Net income                                            $   881          $   199
                                                      =======          =======

Net income per share                                  $  0.10          $  0.03
                                                      =======          =======

Weighted average number of common and common
 equivalent shares outstanding                          9,145            6,215
                                                      =======          =======






The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                   Three months ended June 30,
                                                       1996             1995
                                                          (unaudited)
- ------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                       $   881          $   199
     Adjustments to reconcile net income to
           net cash provided by (used in)
           operating activities:
      Depreciation and amortization                       122               91
      Changes in operating assets and
      liabilities:
         Accounts receivable                           (1,107)           1,128
         Prepaid expenses and other
         current assets                                  (238)             (17)
         Other assets                                     (25)              (7)
         Accounts payable                                (114)              99
         Accrued expenses                                (131)             (43)
         Accrued royalties                               (136)             952
         Customer deposits                                 -              (100)
         Deferred revenue                                (199)          (1,398)
                                                      -------          -------
         Net cash provided by (used in)
         operating activities                            (947)             904


Cash flows from investing activities:
         Purchases of property and equipment             (220)            (151)

Cash flows from financing activities:
         Proceeds from issuance of common stock             6               -
         Payments of capital lease obligations            (43)             (36)
                                                      -------          -------
         Net cash used in financing activities            (37)             (36)

Effect of exchange rate changes on cash                    (9)               -
                                                      -------          -------
Net increase (decrease) in cash and
cash equivalents                                       (1,213)             717

Cash and cash equivalents, beginning of period         40,959            1,547
                                                      -------          -------
Cash and cash equivalents, end of period              $39,746          $ 2,264
                                                      =======          =======









The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

   Workgroup Technology Corporation (the "Company"), incorporated May 11, 1992, provides client server software solutions which facilitate the management of product information and work processes. The Company's product data management ("PDM") software, CMS, is used by customers to enhance the management of the product lifecycle by improving design and development processes and the transfer of design information to manufacturing, lessening time to market, and providing more accurate and timely feedback. CMS ensures the capture, integrity and efficient, controlled distribution of critical product and process information. CMS can manage any type of electronic data including CAD models, bills of material, word processing, spreadsheet, voice, video and multimedia files. The CMS family of products is designed as a packaged solution for "out -of-the-box" implementation, ease of use and enterprise scalability.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Basis of Presentation

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1996, which should be read in conjunction with these statements. The financial information included herein, with the exception of the condensed consolidated balance sheet at March 31, 1996, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                         June 30, 1996  March 31, 1996
                                         -------------  --------------

     Computer software                       $  349          $  311
     Furniture & fixtures                         3               2
     Equipment                                1,096             944
     Leasehold improvements                      15              15
                                             ------          ------
       Total                                 $1,463          $1,272
     Less accumulated depreciation
      and amortization                          604             511
                                             ------          ------
                                             $  859          $  761
                                             ======          ======

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

   Net income per share is computed by dividing net income by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve month period prior to the initial public offering ("cheap stock"), have been included in the calculation as if they were outstanding for all periods prior to the initial public offering ("IPO") using the treasury stock method and the assumed IPO price of $14.50 per share.

   Fully diluted net income per common share is the same as primary net income per common share for the period.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of PDM software products and fees for professional services and software maintenance. Revenue for the three months ended June 30, 1996 increased 71% to $3,471,000 from $2,025,000 in the comparable period of fiscal 1996.

International revenue decreased to $204,000 in the first quarter of fiscal 1997 from $530,000 in the first quarter of fiscal 1996. This decrease was primarily due to revenue attributable to Hitachi, Ltd. in fiscal 1996.

Software license revenue increased 72% in the first quarter of fiscal 1997 to $2,561,000 from $1,493,000 in the first quarter of fiscal 1996. This revenue increase resulted from an increase in the average sales value of software orders from customers as well as an increase in the number of customers licensing the Company's software.

Maintenance and services revenue increased 71% in the first quarter of fiscal 1997 to $910,000 from $532,000 in the comparable period of fiscal 1996. This increase resulted primarily from an increase in the customer maintenance base as well as an increase in usage of the Company's professional services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue increased 85% in the first quarter of fiscal 1997 to $2,491,000, or 96% of software license revenue, from $1,344,000, or 90% of software license revenue, in the first quarter of fiscal 1996. This increase resulted primarily from the mix of products sold during the quarter which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased 35% in the first quarter of fiscal 1997 to $427,000 from $316,000 in the comparable quarter of fiscal 1996. As a percentage of the associated revenue, gross profit from maintenance and services decreased to 47% in the first quarter of fiscal 1997 from 59% in the first quarter of fiscal 1996. This decrease is a reflection of the Company's investment during the first quarter of fiscal 1997 in the development and training of new personnel to expand the professional services organization.

Selling and Marketing. Selling and marketing expenses increased 118% to $1,315,000, or 38% of revenue, in the first quarter of fiscal 1997 from $603,000, or 30% of revenue, in the same period of fiscal 1996. This increase resulted primarily from additional employees in the sales and marketing organizations as well as an increase in marketing programs. In addition, international selling expenses increased due to the establishment of three subsidiaries in Europe.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and Development. Research and development expenses increased 39% in the first quarter of fiscal 1997 to $945,000 from $681,000 in the first quarter of fiscal 1996. The increase in fiscal 1997 resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, expand the integration of its products with other applications and provide quality assurance. As a result of increased revenue, research and development expenses as a percentage of revenue decreased to 27% in the first quarter of fiscal 1997 from 34% in the same period of fiscal 1996.

General and Administrative. In the first quarter of fiscal 1997, general and administrative expenses increased 28% to $234,000 from $183,000 in the same quarter of fiscal 1996. This increase resulted primarily from the employment of additional staff and other expenses in support of the Company's increased level of operations. As a percentage of revenue, general and administrative expenses decreased to 7% for the first quarter of fiscal 1997 from 9% for the same period of the previous year.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Due to higher cash and cash equivalent balances as a result of the Company's initial public offering, interest income for the period increased $477,000 versus the same period in fiscal 1996.

Provision for Income Taxes. For the first quarter ended June 30, 1996, the provision for income taxes increased to $40,000 from $14,000 for the same period of fiscal 1996. The effective tax rate was 4% and 1% in the first quarter of
fiscal 1997 and 1996, respectively.   The provision for taxes results primarily
from taxable income in the Company's foreign subsidiaries as well as estimated minimum taxes due for state and federal purposes.

The Company has available net operating loss carryforwards of $3,298,000 which it may use to offset future federal taxable income. As of June 30, 1996, management of the Company has evaluated the positive and negative evidence as required by Financial Accounting Statement No. 109, impacting the realizability of the deferred tax assets which consist principally of net operating loss and tax credit carryforwards. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded. Management reevaluates the position on a quarterly basis.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and equivalents at June 30, 1996 decreased $1,213,000 to $39,746,000 from $40,959,000 at March 31, 1996. This decrease resulted primarily from an increase in the accounts receivable balance at June 30, 1996 which related primarily to the timing of sales during the quarter. Working capital increased $724,000 to $40,149,000 at the end of the fiscal quarter from $39,425,000 at fiscal year end.

The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next year.

                       WORKGROUP TECHNOLOGY CORPORATION
                          PART II   OTHER INFORMATION

Item 1 Legal Proceedings

       The Company is not a party to any litigation that it believes would have a material impact on its business.



Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

             11.1   Statement re: computation of per share earnings

       (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  August 12, 1996            /s/ James M. Carney
      -----------------           -------------------------------------
                                  James M. Carney
                                  President, Chief Executive Officer and
                                  Chairman



Date:  August 12, 1996            /s/ George R. McHorney
      -----------------           --------------------------------------
                                  George R. McHorney
                                  Vice President, Finance, Chief Financial
                                  Officer, Secretary and Treasurer