Form 10-Q
period 1996-09-30
WORKGROUP TECHNOLOGY CORP
filed 1996-11-13
CIK 1007021

 ______________________________________________________________________________
 ______________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended September 30, 1996
                                       OR
[    ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________ to ___________


                         Commission file number 0-27798

                       WORKGROUP TECHNOLOGY  CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                04-3153644
          (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)              Identification No.)

    91 Hartwell Avenue, Lexington, Massachusetts             02173
    (Address of principal executive offices)               (Zip code)


      Registrant's telephone number, including area code:  (617) 674-2000

                  81 Hartwell Avenue, Lexington, Massachusetts
   (Former name, former address and former fiscal year, if changed since last report)

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
   ------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                       Outstanding at November 7, 1996
   ----------------------------           -------------------------------
   Common Stock, $.01 par value                       8,000,011

 _____________________________________________________________________________
 _____________________________________________________________________________

                        WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                        Page(s)
                                                        -------

Part I.  Financial Information:

   Item 1:
        Condensed Consolidated Balance Sheets
           at September 30, 1996 and
           March 31, 1996 (unaudited)                                        2

        Consolidated Statements of Operations for the
           three and six month periods ended
           September 30, 1996 and 1995 (unaudited)                           3

        Consolidated Statements of Cash Flows for the
           three and six month periods ended
           September 30, 1996 and 1995 (unaudited)                           4

        Notes to Consolidated Financial
           Statements                                                        5-6

   Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                     7-13

Part II. Other Information

   Item 1.  Legal Proceedings                                               14

   Item 4.  Submission of Matters to a Vote of Security Holders             14

   Item 6.  Exhibits and Reports on Form 8-K                                14

                                             WORKGROUP TECHNOLOGY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)


                                                                              September 30,                     March 31,
                                                                                  1996                            1996
                                                                               (unaudited)                     (unaudited)
 ASSETS
-------------------------------------------------------------------------------------------------------------------------
 Current assets:
            Cash and equivalents                                                  $40,176                         $40,959
            Accounts receivable                                                     1,888                           2,075
            Prepaid expenses and other current assets                                 498                             234
                                                                            -------------                     -----------
                        Total current assets                                       42,562                          43,268
                                                                            -------------                     -----------

Property and equipment,  net                                                        1,119                             761
Other assets                                                                           55                              44
                                                                            -------------                     -----------
                                                                                  $43,736                         $44,073
                                                                            =============                     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
            Accounts payable                                                      $   439                         $   890
            Accrued expenses                                                        1,199                             952
            Accrued royalties                                                         325                             141
            Capital lease obligations                                                 173                             219
            Deferred revenue                                                        1,384                           1,641
                                                                            -------------                     -----------
                        Total current liabilities                                   3,520                           3,843
                                                                            -------------                     -----------

Capital lease obligations, net of current portion                                      52                             116

Stockholders' equity:
            Common stock                                                               80                              79
            Additional paid-in capital                                             43,728                          43,727
            Officers' notes receivable                                                  -                              (7)
            Cumulative translation adjustment                                          (3)                              7
            Accumulated deficit                                                    (3,641)                         (3,692)
                                                                            -------------                     -----------
                        Total stockholders' equity                                 40,164                          40,114
                                                                            -------------                     -----------
                                                                                  $43,736                         $44,073
                                                                            =============                     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                        WORKGROUP TECHNOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)

                                                       Three months ended                    Six months ended
                                                          September 30,                        September 30,
                                                     1996               1995               1996           1995
                                                           (unaudited)                          (unaudited)
-----------------------------------------------------------------------------------------------------------------
Revenue
       Software licenses                                $ 1,220             $1,694         $3,781          $3,187
       Maintenance and services                           1,074                574          1,983           1,106
                                                       --------            -------        -------         -------
                     Total revenue                        2,294              2,268          5,764           4,293

Cost of revenue
       Cost of software licenses                             75                 51            145             200
       Cost of maintence and services                       528                319          1,011             535
                                                       --------            -------        -------         -------
                     Total cost of revenue                  603                370          1,156             735

Gross profit                                              1,691              1,898          4,608           3,558

Operating expenses
       Selling and marketing                              1,531                644          2,846           1,247
       Research and development                           1,122                720          2,067           1,401
       General and administrative                           338                195            572             378
                                                       --------            -------        -------         -------
                     Total operating expenses             2,991              1,559          5,485           3,026
                                                       --------            -------        -------         -------

Income (loss) from operations                            (1,300)               339           (877)            532

Interest income, net                                        471                 18            968              38
                                                       --------            -------        -------         -------

Income (loss) before income taxes                          (829)               357             91             570

Provision for income taxes                                    -                  -             40              14
                                                       --------            -------        -------         -------

Net income (loss)                                       $  (829)            $  357         $   51          $  556
                                                       ========            =======        =======         =======


Net income (loss) per share                              $(0.10)             $0.06          $0.01           $0.09
                                                       ========            =======        =======         =======

Weighted average number of common and
       common equivalent shares outstanding               7,965              6,204          9,129           6,209
                                                       ========            =======        =======         =======




The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                       Six months ended
                                                         September 30,
                                                        1996        1995
                                                           (unaudited)
------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                     $    51        $    556
     Adjustment to reconcile net income
        to net cash (used in) provided by
        operating activities:
      Depreciation and amortization                     122             183
     Changes in operating assets and liabilities:
        Accounts receivable                             187           1,590
        Prepaid expenses and other current assets      (264)            (46)
        Other assets                                    (11)            (12)
        Accounts payable                               (451)           (146)
        Accrued expenses                                247              57
        Accrued royalties                               184             907
        Customer deposits                                --            (100)
        Deferred revenue                               (257)         (2,507)
                                                     -------         -------
        Net cash provided by (used in) operating
                activities:                            (192)            482

Cash flows from investing activities:
        Purchases of property and equipment            (480)           (201)

Cash flows from financing activities:
        Proceeds from issuance of common stock            2              --
        Proceeds from collection of officers' notes       7              --
        Payments of capital lease obligations          (110)            (91)
                                                     -------         -------
        Net cash used in financing activities          (101)            (91)

Effect of exchange rate changes on cash                 (10)             --
                                                     -------         -------
Net increase (decrease) in cash and cash
        equivalents                                    (783)            190

Cash and cash equivalents, beginning of period       40,959           1,547
                                                     -------         -------
Cash and cash equivalents, end of period            $40,176          $1,737
                                                     =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

   Workgroup Technology Corporation (the "Company"), incorporated May 11, 1992, provides client server software solutions which facilitate the management of product information and work processes. The Company's product data management ("PDM") software, CMS, is used by customers to enhance the management of the product lifecycle by improving design and development processes and the transfer of design information to manufacturing, lessening time to market, and providing more accurate and timely feedback. CMS ensures the capture, integrity and efficient, controlled distribution of critical product and process information. CMS can manage any type of electronic data including CAD models, bills of material, word processing, spreadsheet, voice, video and multimedia files. The CMS family of products is designed as a packaged solution for "out-of-the-box" implementation, ease of use and enterprise scalability.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1996, which should be read in conjunction with these statements. The financial information included herein, has not been audited. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

   Risks and Uncertainties

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

                    WORKGROUP TECHNOLOGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):


                                      September 30, 1996  March 31, 1996
                                      ------------------  --------------

     Computer software                            $  460          $  311
     Furniture & fixtures                             28               2
     Equipment                                     1,351             944
     Leasehold improvements                           21              15
                                                  ------          ------
       Total                                      $1,860          $1,272
     Less accumulated depreciation
     and amortization                                741             511
                                                  ------          ------
                                                  $1,119          $  761
                                                  ======          ======


4. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

   Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve month period prior to the initial public offering ("cheap stock"), have been included in the calculation as if they were outstanding for all periods prior to the initial public offering ("IPO") using the treasury stock method and the assumed IPO price of $14.50 per share.

   Fully diluted net income per common share is the same as primary net income per common share for the period.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of PDM software products and fees for professional services and software maintenance. Revenue for the three and six month periods ended September 30, 1996 increased 1.1% and 34.3%, respectively, to $2,294,000 and $5,764,000 from
$2,268,000 and $4,293,000 in the comparable periods of fiscal 1996.

International revenue decreased 69.9% and 64.4%, respectively, to $279,000 and $518,000 for in the three and six month periods ended September 30, 1996 from $926,000 and $1,456,000 for in the comparable periods of fiscal 1996.
These decreases were primarily due to non-recurring license fees received from Hitachi, Ltd. in connection with a source code license that amounted to $913,000 and $1,380,000 for the three and six month periods ended September 30, 1995.

Software license revenue decreased 28.0% in the second quarter of fiscal 1997 to $1,220,000 from $1,694,000 in the second quarter of fiscal 1996. The revenue decline resulted from a decrease in international revenue as well as a lengthening of the sales cycle for several major account opportunities. For the six month periods ended September 30, 1996, software license revenue increased 18.6% to $3,781,000 from $3,187,000 for the six month period ended September 30, 1995. This revenue increase resulted primarily from an increase in the number of new customers licensing the Company's software in the first quarter of fiscal 1997 as well as continuing orders from existing customers.

Maintenance and services revenue increased 87.1% and 79.3% for the three and six months ended September 30, 1996, respectively, to $1,074,000 and $1,983,000 from $574,000 and $1,106,000 for the comparable periods of fiscal 1996. These increases resulted primarily from an increase in the number of customers under maintenance as well as a general increase in the number of customers and a corresponding an increase in usage of the Company's professional services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the second quarter of fiscal 1997 was $1,145,000 or 93.9% of software license revenue versus $1,643,000 or 97.0% of software license revenue in the second quarter of fiscal 1996. For the six months ended September 30, 1996, gross profit from software license revenue was $3,636,000 or 96.2% of software license revenue compared with $2,987,000 or 93.7% for the same period of fiscal 1996. These changes result primarily from the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. As a result of increased revenue, the Company's gross profit on maintenance and services revenue increased to $546,000 or 50.8% of maintenance and services revenue in the second quarter of fiscal 1997 from $255,000 or 44.4% of maintenance and service revenue in the same quarter of fiscal 1996. For the six months ended September 30, 1996, gross profit on the maintenance and services revenue decreased to 49.0% from 51.6% of the associated revenue in the comparable period of fiscal 1996. This decrease is a reflection of the Company's investment during the first quarter of fiscal 1997 in the development and training of new personnel to expand the professional services organization.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling and Marketing. Selling and marketing expenses increased 137.7% and 128.2% for the three and six month periods ended September 30, 1996 to $1,531,000 and $2,846,000 from $644,000 and $1,247,000, respectively for the same periods of fiscal 1996. Selling and marketing expenses as a percentage of revenue increased to 66.7% and 49.4% in the three and six months of fiscal 1997 from 28.4% and 29.0% in the same periods of fiscal 1996. These increases resulted primarily from additional employees in the sales and marketing organizations and costs incurred as a result of an increase in marketing programs. In addition, international selling expenses increased due to the costs associated with running establishment of three subsidiaries which the company has recently established in Europe.

Research and Development. Research and development expenses increased 55.8% in the second quarter of fiscal 1997 to $1,122,000 from $720,000 in the second quarter of fiscal 1996. For the six month period, research and development expenses increased 47.5% to $2,067,000 in fiscal 1997 from $1,401,000 in fiscal 1996. Research and development expenses as a percentage of revenue increased to 48.9% and 35.9% in the three and six months of fiscal 1997 from 31.7% and 32.6% in the same periods of fiscal 1996. These increases in fiscal 1997 resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, expand the integration of its products with other applications and provide quality assurance.

General and Administrative.  In the three and six month periods of fiscal
1997, general and administrative expenses increased 73.3% and 51.3%, respectively, to $338,000 and $572,000 from $195,000 and $378,000 in the same periods of fiscal 1996. As a percentage of revenue, general and administrative expenses increased to 14.7% and 9.9% for the three and six month periods of fiscal 1997 from 8.6% and 8.8% for each of the same periods of the previous year. These increases resulted primarily from the employment of additional staff and other expenses in support of the Company's increased level of operations as well as additional administrative expenses attributable to the Company's status as a public company.

Interest Income, (Net). Interest income, (net) consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest income for the period increased $453,000 and $930,000 versus the same periods in fiscal 1996 due to higher cash and cash equivalent balances as a result of the Company's initial public offering.

Provision for Income Taxes. For the six months ended September 30, 1996, the provision for income taxes increased to $40,000 from $14,000 for the same period of fiscal 1996. The effective tax rate was 44.0% and 2.5% in the six month
periods of fiscal 1997 and 1996, respectively.   The provision for taxes results
primarily from taxable income in the Company's foreign subsidiaries as well as estimated minimum taxes due for state and federal purposes.

The Company has available net operating loss carryforwards of $3,298,000 which it may use to offset future federal taxable income. As of September 30, 1996, management of the Company has evaluated the positive and negative evidence as required by Financial Accounting Statement No. 109, impacting the realizability of the deferred tax assets which consist principally of net operating loss and tax credit carryforwards. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded. Management reevaluates this position on a quarterly basis.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and equivalents at September 30, 1996 decreased $783,000 to $40,176,000 from $40,959,000 at March 31, 1996. This decrease resulted primarily from cash expended for purchases of property and equipment during the six month period which in prior periods were acquired under capital leases rather than for cash. Working capital decreased $383,000 to $39,042,000 at September 30, 1996 from $39,425,000 at March 31, 1996.

The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next year.


CERTAIN RISK FACTORS
--------------------

The Company does not provide forecasts of the future financial performance of the Company. However, from time to time information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995.   The Company's actual results of operations and
financial condition have varied and may in the future vary significantly from those stated in or implied by any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-Q, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause actual results to differ materially from those contained in or implied by forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial conditions.

Limited Operating History; Losses; Accumulated Deficit; Increased Expenses. The Company was founded in May 1992 and commenced shipment of its initial products at that time. Accordingly, the Company has only a limited operating history upon which an evaluation of its business and prospects can be based. Although the Company was profitable for fiscal year 1996, the Company had not been profitable in any prior fiscal year since its inception. As of March 31, 1996, the Company had an accumulated deficit of $3,692,000. Because of the limited history of profitability, the limited operating history and the uncertainty of future results of the Company, there can be no assurance as to the Company's continued profitability. Accordingly, management currently believes that it is more likely than not that the Company will not be able to use its tax loss carry forwards prior to their expiration in 2010. In addition, the Company has increased, and plans to increase further, its operating expenses in order to fund research and development, increase its sales and marketing efforts and broaden its customer support capabilities. To the extent that increases in such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have in the past varied from the expectations of public market analysts and investors and may in the future may vary significantly depending on a number of factors, including the timing of the introduction or enhancement of products by the Company or its competitors, the size, timing and shipment of individual orders, market acceptance of new products, seasonality of revenue particularly international revenue, customer order deferrals in anticipation of new products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rate fluctuations, mix of products and services sold, changes in product pricing including price discounting in response to competing product introductions, development of the Company's direct and indirect distribution channels and general economic conditions. In the past, the Company has received large orders from customers that have represented a significant portion of the Company's revenue for a particular quarter or fiscal year. For example, orders from Case Corporation accounted for 18.6% of the Company's total revenue for the six month period ended September 30, 1996, orders from Whirlpool Corporation accounted for 10.4% of the Company's total revenue for fiscal 1995 and orders from Hitachi, Ltd. represented 17% of the Company's total revenue for fiscal 1996. The Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Sales cycles for the Company have increased in the past year and the Company believes that as the PDM market matures and PDM products are adopted on a larger scale, the sales cycles for the Company's products will continue to may increase, leading to increased potential for quarterly fluctuations. Due to the foregoing factors, it is possible that in some quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence on Principal Products. The Company currently derives substantially all of its revenue from the licensing of its CMS product family and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, any factor adversely affecting license sales of CMS or the provision of such services would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future results of operations will depend, in part, on achieving broader market acceptance of these products and services, as well as on the Company's ability to continue to enhance these products and services to meet the evolving needs of its customers. A reduction in demand or increase in competition in the market for PDM software, or a decline in sales of such products and services, could have a material adverse effect on the Company's business, operating results and financial condition.

Management of Growth. The Company has recently experienced a period of rapid growth that has placed a significant strain on its management and other resources. The Company's ability to manage its growth will require it to continue to improve its operational, financial and management information systems, and to motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's products, its ability to identify, hire and retain key personnel and its results of operations could be materially adversely affected.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Competition. The Company believes that the principal competitive factors affecting its market include product features and functionality, such as flexibility, scalability, ease of integration, ease of implementation, ease of use, quality, performance, price and total cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

New Products and Rapid Technological Change. The PDM software market is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, disparate implementation strategies and emerging industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Accordingly, the lifecycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological developments and emerging industry standards, such as new operating systems, hardware platforms, user interfaces and third-party applications software. The Company has accordingly made significant investments and plans to make additional investments in increased research and development efforts. There can be no assurance, however, that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards. The Company has in the past encountered delays in introductions of new products and there can be no assurance that in the future; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of additional products and enhancements; or that any new products or enhancements that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner would have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Operations. In fiscal 1996, the Company organized subsidiaries in Germany and the United Kingdom and in fiscal 1997 established a subsidiary in Italy. International revenue represented approximately 10.1%, 12.1% and 25.6% of the Company's total revenue during fiscal 1994, fiscal 1995 and fiscal 1996, respectively (including, for fiscal 1996, approximately 17% of revenue from a one-time order from Hitachi, Ltd.). International operations are subject to a number of risks, including but not limited to the following characteristics, including the maturity, breadth and sophistication of the foreign market for the Company's products may vary significantly from those of the domestic market; agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates could affect product demand and could adversely affect the profitability in U.S. dollars of services provided by the Company in foreign markets to the extent that payment for the Company's services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, operating results and financial condition.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reliance on Certain Relationships. The CMS product family has been integrated with a number of widely-used desktop automation tools, including Parametric Technology Corporation's Pro/ENGINEER, Mentor Graphics' Design Architect and Boardstation products and Zuken, Inc.'s CR5000. The Company's future success will depend in part on its ability to develop versions of CMS that integrate with other widely-used desktop automation tools. Introduction and increased market acceptance of desktop automation tools with which the Company's products do not operate, or failure of the tools with which the Company's products do operate to achieve continued market acceptance, could adversely affect the market for the Company's products. The Company also relies on relationships with a number of desktop automation software vendors to provide the Company with programming interfaces, product specifications, beta releases and other forms of assistance to enhance the Company's product development efforts. Many of these relationships are informal working arrangements and are therefore not subject to formal written agreements. There can be no assurance that these companies, many of which have significantly greater financial and marketing resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationships with or support of the Company. While the Company does not consider itself dependent upon any one of these informal relationships, the failure by the Company to maintain its existing relationships with such vendors, or to establish new relationships in the future, could have a material adverse effect on the Company's business, operating results and financial condition.

The Company licenses software from third parties which is incorporated into its products. These licenses expire periodically. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company might be forced to expend significant time and development resources to replace the licensed software. Such an event would divert resources from the Company's ongoing development efforts and could have a material adverse effect upon the Company's business, operating results and financial condition.

Risk of Product Defects; Development Delays. Software products such as those offered by the Company may contain defects or errors, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contain defects, and has discovered software errors in certain of its new products and enhancements after their introduction. The Company's products are typically intended for use in conjunction with applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Dependence on Proprietary Technology. The Company's success is dependent in part upon proprietary technology. The Company's software is licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. In addition, the Company relies on a combination of trade secret, copyright and trademark laws and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. The Company has no issued or pending patents. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future.

Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management, sales and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense. The Company has no long-term employment contracts with any of its employees, and, with the exception of its founders and executive officers, none of its employees are bound by non-competition agreements. The loss of the services of one or more of the Company's executive officers, sales people, design engineers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Control by Executive Officers and Directors. As of June 15, 1996, the Company's directors and executive officers, together with entities associated with them, beneficially owned approximately 35.3% of the outstanding Common Stock. As a practical matter, these stockholders, if acting together, may have the ability to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may have an adverse effect on the price of the Company's Common Stock.

                        WORKGROUP TECHNOLOGY CORPORATION
                          PART II   OTHER INFORMATION

Item 1 Legal Proceedings

       The Company is not a party to any litigation that it believes would have a material impact on its business.


Item 4 Submission of Matters to a Vote of Security Holders

       On July 31, 1996, the Company held its Annual Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to elect one Class I director to serve for a three-year term or until his or her successor is elected and qualified. The terms of directors Stephen Gaal, Ernest Parizeau and Shawn McConnon continued after the meeting. The Board of Directors nominated and recommended that Mr. James M. Carney, who is currently Chairman of the Board of Directors, be elected Class I director. The proposal was approved by the Stockholders. Holders of 7,218,939 shares of common stock voted for the proposal. Holders of 82,516 shares of common stock voted against the proposal. Holders of 641,065 shares abstained and there were no broker non-votes.


Item 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

          11.1   Statement re: computation of per share earnings

       (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  November 8, 1996           /s/ James M. Carney
      ------------------          -------------------
                                  James M. Carney
                                  President, Chief Executive Officer and
                                  Chairman



Date:  November 8, 1996           /s/ George R. McHorney
      ------------------          ----------------------
                                  George R. McHorney
                                  Vice President, Finance, Chief Financial
                                  Officer, Secretary and Treasurer