Form 10-Q
period 1996-12-31
WORKGROUP TECHNOLOGY CORP
filed 1997-02-14
CIK 1007021

______________________________________________________________________________
______________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended December 31, 1996
                                       OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________ to ___________


                         Commission file number 0-27798

                       WORKGROUP TECHNOLOGY  CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                     04-3153644
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


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
Yes     X      No
   ----------    ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Class                 Outstanding at February 7, 1997
       ----------              -------------------------------
Common Stock, $.01 par value             8,032,310

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

  Item 1:

    Condensed Consolidated Balance Sheets
     at December 31, 1996 and
     March 31, 1996 (unaudited)                                2

    Consolidated Statements of Operations for the
     three and nine month periods ended
     December 31, 1996 and 1995 (unaudited)                    3

    Consolidated Statements of Cash Flows for the
     three and nine month periods ended
     December 31, 1996 and 1995 (unaudited)                    4

     Notes to Consolidated Financial Statements                5

  Item 2.  Management's Discussion and
   Analysis of Financial Condition
   and Results of Operations                                  6-8


Part II.   Other Information:

  Item 1.  Legal Proceedings                                   9

  Item 6.  Exhibits and Reports on Form 8-K                    9

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                     December 31,  March 31,
                                                        1996         1996
Assets                                               (unaudited) (unaudited)
--------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                $ 38,768     $ 40,959
  Accounts receivable, net                               2,081        2,075
  Prepaid expenses and other current assets                453          234
                                                      --------     --------
    Total current assets                                41,302       43,268
                                                      --------     --------
Property and equipment, net                              1,352          761
Other assets                                                29           44
                                                      --------     --------
                                                      $ 42,683     $ 44,073
                                                      ========     ========
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                    $    568     $    890
  Accrued expenses                                       1,318          952
  Accrued royalties                                        185          141
  Capital lease obligations                                 17          219
  Deferred revenue                                       1,416        1,641
                                                      --------     --------
    Total current liabilities                            3,504        3,843
                                                      --------     --------

Capital lease obligations, net of current portion            7          116

Stockholders' equity:
  Common stock                                              80           79
  Additional paid-in capital                            43,892       43,727
  Officers' notes receivable                                 -           (7)
  Cumulativeed translation adjustment                       (4)           7
  Accumulated deficit                                   (4,796)      (3,692)
                                                      --------     --------
    Total stockholders' equity                          39,172       40,114
                                                      --------     --------
                                                      $ 42,683     $ 44,073
                                                      ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                        Three months ended   Nine months ended
                                           December 31,         December 31,
                                          1996       1995      1996       1995
                                            (unaudited)         (unaudited)
--------------------------------------------------------------------------------
Revenue
  Software licenses                     $  1,419   $  1,900  $  5,200   $  5,087
  Maintenance and services                   954        926     2,938      2,032
                                        --------   --------  --------   --------
    Total revenue                          2,373      2,826     8,138      7,119

Cost of revenue
  Cost of software licenses                   91         97       236        297
  Cost of maintenance and services           541        310     1,552        844
                                        --------   --------  --------   --------
    Total cost of revenue                    632        407     1,788      1,141

Gross profit                               1,741      2,419     6,350      5,978

Operating expenses
  Selling and marketing                    1,643      1,034     4,489      2,282
  Research and development                 1,218        798     3,285      2,199
  General and administrative                 525        183     1,097        561
                                        --------   --------  --------   --------
    Total operating expenses               3,386      2,015     8,871      5,042
                                        --------   --------  --------   --------

Income (loss) from operations             (1,645)       404    (2,521)       936

Interest income, net                         489         21     1,457         59
                                        --------   --------  --------   --------

Income (loss) before income taxes         (1,156)       425    (1,064)       995

Provision for income taxes                     -         16        40         30
                                        --------   --------  --------   --------

Net income (loss)                       $ (1,156)  $    409  $ (1,104)  $    965
                                        ========   ========  ========   ========

Net income (loss) per share             $  (0.14)  $   0.07  $  (0.14)  $   0.16
                                        ========   ========  ========   ========

Weighted average number of common and
  common equivalent shares outstanding     8,015      6,193     7,971      6,153
                                        ========   ========  ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                        Nine months ended
                                                                           December 31,
                                                                     1996               1995
                                                                          (unaudited)
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                     $  (1,104)         $      965
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                     424                  152
    Equity compensation                                               156                    -
    Changes in operating assets and liabilities:
      Accounts receivable                                              (6)               1,396
      Prepaid expenses and other current assets                      (219)                 (58)
      Other assets                                                     15                  (13)
      Accounts payable                                               (322)                  (2)
      Accrued expenses                                                366                  113
      Accrued royalties                                                44                    5
      Customer deposits                                                 -                 (100)
      Deferred revenue                                               (225)              (2,099)
                                                                 --------           ----------
      Net cash provided by (used in) operating activities            (871)                 359

Cash flows from investing activities:
      Purchases of property and equipment                          (1,015)                (157)

Cash flows from financing activities:
      Proceeds from issuance of preferred stock                         -                2,600
      Proceeds from issuance of common stock                           10                    -
      Proceeds from collection of officers' notes                       7                    -
      Payments of capital lease obligations                          (311)                (185)
                                                                 --------           ----------
      Net cash used in financing activities                          (294)               2,415

Effect of exchange rate changes on cash                               (11)                   -
                                                                 --------           ----------
Net increase (decrease) in cash and cash equivalents               (2,191)               2,617

Cash and cash equivalents, beginning of period                     40,959                1,547
                                                                 --------           ----------
Cash and cash equivalents, end of period                         $ 38,768            $   4,164
                                                                 ========           ==========


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


2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1996, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly and year-to-date results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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


3. Net Income Per Common and Common Equivalent Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve month period prior to the initial public offering ("cheap stock"), have been included in the calculation as if they were outstanding for all periods prior to the initial public offering ("IPO") using the treasury stock method and the assumed IPO price of $14.50 per share.

Fully diluted net income per common share is the same as primary net income per common share for the periods.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of product data management software products and fees for professional services and software maintenance. Revenue for the three month period ended December 31, 1996 decreased 16.0% to $2,373,000 from $2,826,000 in the three month period ended December 31, 1995. Revenue for the nine month period ended December 31, 1996 increased 14.3% to $8,138,000 from $7,119,000 in the nine month period ended December 31, 1995.

International revenue decreased 67.4% and 65.5%, respectively, to $275,000 and $793,000 for the three and nine month periods ended December 31, 1996 from $844,000 and $2,300,000 for the comparable periods of fiscal 1996. These decreases were primarily due to non-recurring license fees received from Hitachi, Ltd. in connection with a source code license that amounted to $250,000 and $1,600,000 for the three and nine month periods ended December 31, 1995 as well as a weak European market.

Software license revenue decreased 25.3% in the third quarter of fiscal 1997 to $1,419,000 from $1,900,000 in the third quarter of fiscal 1996. The revenue decline resulted from a decrease in international revenue as well as a lengthening of the sales cycle. For the nine month periods ended December 31, 1996, software license revenue increased 2.2% to $5,200,000 from $5,087,000 for the nine month period ended December 31, 1995. This revenue increase resulted primarily from an increase in the number of new customers licensing the Company's software in the first quarter of fiscal 1997.

Maintenance and services revenue increased 3.0% and 44.6% for the three and nine months ended December 31, 1996, respectively, to $954,000 and $2,938,000 from $926,000 and $2,032,000 for the comparable periods of fiscal 1996. These increases resulted primarily from an increase in the number of customers under maintenance as well as an an increase in usage of the Company's professional services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the third quarter of fiscal 1997 was $1,328,000 or 93.6% of software license revenue versus $1,803,000 or 94.9% of software license revenue in the third quarter of fiscal 1996. For the nine months ended December 31, 1996, gross profit from software license revenue was $4,964,000 or 95.5% of software license revenue compared with $4,790,000 or 94.2% for the same period of fiscal 1996. These changes result primarily from the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue decreased to $413,000 or 43.3% of maintenance and services revenue in the third quarter of fiscal 1997 from $616,000 or 66.5% of maintenance and service revenue in the same quarter of fiscal 1996. For the nine months ended December 31, 1996, gross profit on the maintenance and services revenue decreased to 47.2% from 58.5% of the associated revenue in the comparable period of fiscal 1996. These decreases result from a greater utilization of the professional services organization on non-revenue generating projects as well as additional staff for the Company's customer support organization.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Selling and Marketing. Selling and marketing expenses increased 58.9% and 96.7% for the three and nine month periods ended December 31, 1996 to $1,643,000 and $4,489,000 from $1,034,000 and $2,282,000, respectively for the same periods of fiscal 1996. Selling and marketing expenses as a percentage of revenue increased to 69.2% and 55.2% in the three and nine months of fiscal 1997 from 36.6% and 32.1% in the same periods of fiscal 1996. These increases resulted primarily from costs incurred as a result of an increase in marketing personnel and programs as well as an increase in international selling expenses due to the costs associated with the Company's subsidiaries in Europe.

Research and Development. Research and development expenses increased 52.6% in the third quarter of fiscal 1997 to $1,218,000 from $798,000 in the third quarter of fiscal 1996. For the nine month period, research and development expenses increased 49.4% to $3,285,000 in fiscal 1997 from $2,199,000 in fiscal 1996. Research and development expenses as a percentage of revenue increased to 51.3% and 40.4% in the three and nine month periods of fiscal 1997 from 28.2% and 30.9% in the same periods of fiscal 1996. These increases in fiscal 1997 resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, expand the integration of its products with other applications and provide quality assurance.

General and Administrative. In the three and nine month periods of fiscal 1997, general and administrative expenses increased 186.9% and 95.5%, respectively, to $525,000 and $1,097,000 from $183,000 and $561,000 in the same periods of fiscal 1996. As a percentage of revenue, general and administrative expenses increased to 22.1% and 13.5% for the three and nine month periods of fiscal 1997 from 6.5% and 7.9% for each of the same periods of the previous year. General and administrative expenses for the three and nine month periods ended December 31, 1996 increased primarily as a result of a non-cash charge in the third quarter of fiscal 1997 related to equity compensation associated with a severance agreement as well as additional administrative expenses attributable to the Company's status as a public company.

Interest Income, (Net). Interest income, (net) consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest income for the three and nine month periods of fiscal 1997 increased $468,000 and $1,398,000 versus the same periods in fiscal 1996 due to higher cash and cash equivalent balances as a result of the Company's initial public offering.

Provision for Income Taxes. For the nine months ended December 31, 1996, the provision for income taxes increased to $40,000 from $30,000 for the same period of fiscal 1996. The provision for taxes results primarily from taxable income in the Company's foreign subsidiaries as well as estimated state minimum taxes.

The Company has available net operating loss carryforwards of $3,298,000 which it may use to offset future federal taxable income. As of December 31, 1996, management of the Company has evaluated the positive and negative evidence as required by Financial Accounting Statement No. 109, impacting the realizability of the deferred tax assets which consist principally of net operating loss and tax credit carryforwards. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded. Management reevaluates this position on a quarterly basis.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and equivalents at December 31, 1996 decreased $2,191,000 to $38,768,000 from $40,959,000 at March 31, 1996. This decrease resulted primarily from cash expended for purchases of property and equipment during the nine month period including a buyout of the Company's capital equipment leases and a loss from operations. For similar reasons, working capital decreased $1,627,000 to $37,798,000 at December 31, 1996 from $39,425,000 at March 31, 1996.

The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next year.


CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS
----------------------------------------------

From time to time information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward looking statements," and which involve risks and uncertainties. The Company's actual future results may differ significantly from those stated in or implied by any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company's future results may be subject to substantial risks and uncertainties. Because the Company derives the majority of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. In addition, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including: the timing and shipment of individual orders and enhancements to the Company's products, the introduction and market acceptance of new integrations with the Company's products and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

                       WORKGROUP TECHNOLOGY CORPORATION
                          Part II   Other Information

Item 1  Legal Proceedings

        The Company is not a party to any litigation that it believes would have a material impact on its business.



Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits

             11.1   Statement re: computation of per share earnings

        (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WORKGROUP TECHNOLOGY CORPORATION
                                       Registrant



Date:  February 10, 1997               /s/ James M. Carney
       -----------------               --------------------------------------
                                       James M. Carney
                                       President, Chief Executive Officer and
                                       Chairman

                                                                    Exhibit 11.1

                       Workgroup Technology Corporation
                    Computation of Weighted Average Shares
                  Used in Computing Income Per Share Amounts






                                                Primary     Fully
                                                 Shares    Diluted
                                                ---------  ---------
Type of Security
----------------
For the three months ended December 31, 1996:
  Common Stock, beginning of period............ 7,989,000  7,989,000
  Weighted average common stock issued
    during the period..........................    26,000     26,000
  Common stock equivalents.....................         -          -
  Treasury stock buyback.......................         -          -
                                                ---------  ---------
     Weighted average shares of common stock
       outstanding............................. 8,015,000  8,015,000
                                                =========  =========
     Net loss per share........................    $(0.14)    $(0.14)
                                                =========  =========


For the three months ended December 31, 1995:
  Common Stock, beginning of period............ 1,724,000  1,724,000
  Cheap stock outstanding during the period.... 1,370,000  1,370,000
  Weighted average common stock issued
    during the period..........................         -          -
  Common stock equivalents..................... 3,367,000  3,367,000
  Treasury stock buyback.......................  (268,000)  (268,000)
                                                ---------  ---------
     Weighted average shares of common stock
         outstanding........................... 6,193,000  6,193,000
                                                =========  =========
     Net income per share......................     $0.07      $0.07
                                                =========  =========


For the nine months ended December 31, 1996:
  Common Stock, beginning of period............ 7,926,000  7,926,000
  Weighted average common stock issued
    during the period..........................    45,000     45,000
  Common stock equivalents.....................         -          -
  Treasury stock buyback.......................         -          -
                                                ---------  ---------
     Weighted average shares of common stock
       outstanding............................. 7,971,000  7,971,000
                                                =========  =========
     Net income per share......................    $(0.14)    $(0.14)
                                                =========  =========


For the nine months ended December 31, 1995:
  Common Stock, beginning of period............ 1,722,000  1,722,000
  Cheap stock outstanding during the period.... 1,370,000  1,370,000
  Weighted average common stock issued
    during the period..........................     2,000      2,000
  Common stock equivalents..................... 3,356,000  3,356,000
  Treasury stock buyback.......................  (297,000)  (297,000)
                                                ---------  ---------
     Weighted average shares of common stock
       outstanding............................. 6,153,000  6,153,000
                                                =========  =========
     Net income per share......................     $0.16      $0.16
                                                =========  =========


(1) All common share amounts have been restated to reflect a 3-into-2 reverse stock split.

(2) In accordance with the Securities and Exchange Commission, issuances of common stock and common stock equivalents, within one year prior to the initial filing of the registration statement, at share prices below the assumed initial public offering price of $14.50 per share (cheap stock), are considered to have been made in anticipation of the contemplated public offering for which this registration statement was prepared. Accordingly, these stock issuances are treated as if issued and outstanding, using the treasury stock method, since the inception of the Company through January 1, 1996. See Note 3 of Notes to the Consolidated Financial Statements.