Form 10-K
period 1997-03-31
WORKGROUP TECHNOLOGY CORP
filed 1997-06-27
CIK 1007021

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ---------------------------------------------

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

    For the Fiscal Year Ended:  March 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934.

    For the transition period from             to
                                   ----------     ----------

                       Commission File Number:  0-27798

                       ---------------------------------

                        Workgroup Technology Corporation
             (Exact name of registrant as specified in its charter)


            Delaware                                       04-3153644
 -------------------------------                        -----------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    91 Hartwell Ave., Lexington, MA                          02173
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (617) 674-2000


 Securities registered pursuant to Section 12(b) of the Act:   None

 Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)


 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes  [X]   No  [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 16, 1997 (based on the closing price as quoted by Nasdaq National Market as of such date) was $21,350,000.

 As of June 16, 1997, 8,133,675 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 31, 1997 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

   Founded in 1992, Workgroup Technology Corporation ("Workgroup Technology" or the "Company") designs, develops, markets and supports CMS, a product family of client/server product data management ("PDM") software solutions that facilitates the management of product information and work processes performed by multi-functional product development teams. Workgroup Technology's CMS enables companies to improve their product development competitiveness by solving complex business problems one process at a time. CMS captures the detailed processes and work instructions for all project deliverables. This enables companies to capture and reuse their product "know-how," and helps eliminate the loss of critical knowledge from employee turnover and attrition. Ultimately, this means improved product development competitiveness through reduced development cycle time, greater development time predictability and improved innovation.

   The CMS product family is designed to manage the deliverables produced during product development, with particular emphasis on the design control phase where innovation, time to market and quality are most influenced. CMS manages the processes which create, modify and distribute the project deliverables throughout the enterprise. These deliverables may include any type of electronic data, such as computer aided design ("CAD") models, bills of material, word processing, spreadsheet, voice, video and multimedia files.

   The Company was incorporated in the State of Delaware in May 1992. The Company's principal executive offices are located at 91 Hartwell Avenue, Lexington, Massachusetts 02173, and its telephone number is (617) 674-2000. References herein to "Workgroup Technology" and "the Company" include Workgroup Technology Corporation and its wholly-owned subsidiaries, Workgroup Technology GmbH, Workgroup Technology Corporation Limited and Workgroup Technology SRL.

   From time to time, information provided by the Company or statements made by its employees may contain "forward looking" information which involve risks and uncertainties. In particular, the statements set forth under the heading "The Workgroup Technology Solution" below regarding the Company's objectives to expand its technological leadership and product offerings, broaden the applicability of its products and increase its use of third-party distribution channels are "forward looking" statements. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed within this Form 10K as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

Industry Background

   Competitive pressures are forcing companies to improve product design and quality, shorten time-to-market and reduce total product cost. At the same time, the globalization of markets and competition demands consistent product quality with an ability to tailor product features to suit local and regional market conditions. These pressures are forcing companies to reengineer their approach to the management of the product lifecycle - the conceptual design, engineering, production, marketing, support and service, and retirement of their products. At the heart of managing the product lifecycle is the complex challenge of coordinating the activities of workgroups within the organization and with suppliers, vendors and customers, as the information and processes related to each product evolve.

   Managing the product lifecycle imposes significant demands on information systems. Companies must be able to manage product information within global organizations and distribute this information to support decision making in remote locations and across functional areas. Increasingly, product information is created and stored electronically by a wide range of disparate applications and systems such as CAD systems; word processing, document management and spreadsheet applications; relational database management systems ("RDBMS"); and enterprise manufacturing resource planning ("MRP") systems. Companies have also invested in LAN, WAN and Intranet infrastructures to facilitate information sharing. Although such network infrastructure has been installed, many workgroups still operate as "islands of automation." This is primarily due to a proliferation of hardware and software platforms and applications from multiple vendors that create and store data in incompatible formats and data types, resulting in limited system-to-system data sharing capability. Consequently, PDM is often a manual, paper-intensive process.

   Systems designed to coordinate the activities of team members working concurrently on a product or project, and to manage the information concerning the interrelationships among the components, processes and documentation associated with the product or project, are crucial to managing the product lifecycle. Accurate and timely access to product information such as product specifications, CAD models, manufacturing instructions, technical manuals, regulatory submissions and marketing and financial information is critical to success at each stage of the product lifecycle. However, lacking an effective means of locating and revising information, team members are often forced to recreate or use an outdated version of information, thereby duplicating efforts and increasing errors. Additional complexity is added by the processes themselves, which often require cross-functional collaboration by geographically dispersed teams using different hardware platforms and software applications. The lack of effective tools for communicating and sharing information in a secure manner, and for automating the work processes, can make group collaboration especially time-consuming and error prone.

   There has been a growing awareness that, although CAD technology improves the productivity of individual engineers and designers, it does little to improve the productivity of the overall enterprise. CAD tools create the "source" information used throughout the product lifecycle, utilizing sophisticated and proprietary file formats with complex object configurations. However, such tools do not address the needs of the large numbers of diverse personnel who need to access product information. Early PDM systems were developed to manage the information created by mechanical CAD ("MCAD"), electronic CAD ("ECAD") and technical publishing tools. These systems were either internally developed, purchased from MCAD, ECAD and technical publishing systems vendors or provided by independent PDM companies. Typically, internally developed systems lack flexibility and functionality and become increasingly difficult and expensive to maintain. PDM modules from MCAD, ECAD and technical publishing system vendors tend to focus only on managing information created by their own application. PDM offerings provided by software and system vendors are generally designed as "toolkit" frameworks which require significant customization, lack integration with MCAD, ECAD and technical publishing tools, require lengthy and costly implementations and are not user-friendly. The Company believes the market demands a tailorable, packaged PDM software solution that facilitates management of product data, work processes, and product development programs throughout the entire product lifecycle.

The Workgroup Technology Solution

   Workgroup Technology's CMS family of client/server software products is designed to automate and accelerate the creation, capture, modification, control and reuse of product and process information. CMS is designed to enhance the efficient management of the product lifecycle, thereby shortening time-to-market, increasing the productivity and creativity of team members and enhancing design and production accuracy. The Company offers two product lines to meet the PDM needs of its customers.

CMS 6 Series
------------

   The Company's CMS 6 Series of products is targeted at customers in need of an electronic design warehouse. The CMS 6 Series is a flexible PDM solution that has the ability to integrate with widely-used desktop automation tools to capture information at creation, provide secure storage, version control and release management of stored information, and support controlled and efficient information distribution capabilities across an existing information technology infrastructure. With over 400 installations, the CMS 6 Series is a production proven solution designed to be easily implemented providing a fast return on investment. The product is ideal for workgroups and can be scaled to address the electronic design warehouse requirements of the global enterprise.

CMS 7 Series
------------

   In April 1997, the Company announced its new product line, the CMS 7 Series. The CMS 7 Series is targeted at customers who are interested in managing their product development processes and programs in addition to the product definition data. The CMS 7 Series is based on patent-pending Collaborative Work Management/TM/, an enabling technology developed by the Company. Collaborative Work Management transforms product development into a truly collaborative streamlined process where everyone on the team shares, manages and controls product information as it is being created. This reduces development errors and cycle times, improves program predictability, fosters innovation, supports reuse of best practices and maintains an audit trail for regulatory compliance. Conventional PDM and workflow systems have proven to be too task oriented, rigid and disconnected from the actual work to successfully automate product development. The CMS 7 Series with Collaborative Work Management, on the other hand, employs a new approach based upon project milestones and deliverables which closely matches the methodology currently employed by discrete manufacturers. Scheduled for release in the summer of 1997, the CMS 7 Series offers product developers the first integrated data, process and program management solution.

   The Company's CMS family of products are differentiated by the following:

   Ease of Adoption. CMS enables quick and easy customer adoption through a tailorable, off-the-shelf solution and scaleable architecture. Instead of imposing a solution that revamps the entire enterprise, the Company advocates a scaleable and phased product implementation approach. This enables customers to implement data and process management solutions aimed at solving specific problems, then link these solutions to create an enterprise information environment. Incremental implementation is more manageable for customers; solves the greatest problems first; is up and running and producing measurable results fast; and does not require a large initial investment.

   Integration with Desktop Automation Tools. CMS's architecture is designed for easy integration with widely-used desktop automation tools. The CMS 6 Series is currently integrated with such desktop automation tools as Parametric Technology Corporation's Pro/ENGINEER, Mentor Graphics Boardstation and Design Architect and Zuken, Inc.'s CR5000. The Company is also planning integrations with the CMS 7 Series. Through CMS, the complexity of the managed data becomes virtually transparent to the user, enabling CMS to integrate smoothly with established business practices.

   Efficient Information Distribution. CMS enables customers to automatically distribute information managed and controlled by CMS across LANs, WANs and/or the Internet/Intranet in accordance with a set of customer-defined rules for individual users, groups and classes of information.

   Leverage Existing Systems and Data. CMS allows users to access information from existing desktop platforms, applications, databases and network infrastructure. CMS is designed to manage any type of electronic data, including CAD models, bills of material and word processing, spreadsheet, voice, video and multimedia files regardless of its file format or location.

   The CMS 7 Series with Collaborative Work Management also offers the following additional advantages:

   Focus on Design Control. The CMS 7 Series allows people to effectively collaborate during all phases of product development - including the early pre-release stages, which have been largely ignored by PDM providers up until now. Traditional task-oriented workflow products are too static and inflexible to handle the dynamic and unpredictable nature of the creative design phases. Workflow defines specific tasks that the user must follow and, ultimately, constrain creativity. The CMS 7 Series, by contrast, can manage these dynamic phases because its lifecycle approach identifies key project stages and control gates within which engineers can iterate to reach a solution. With the CMS 7 Series, each team member can see all product deliverables, what state they are in, where they are physically located, identify who is working on them and determine their interdependence.

   Empowerment of Process Owners. The CMS 7 Series empowers process owners by allowing them to define and tightly couple the lifecycle process for each deliverable they control. These deliverables become process building blocks which can be aggregated into a process hierarchy. This enables project managers to assemble and synchronize the required processes into a cohesive project, ultimately providing greater flexibility for adding, modifying and reconfiguring processes. This bottom-up approach to process definition is not possible with conventional workflow solutions, and allows CMS customers to solve complex business problems one process at a time.

   Targeted Industry Solutions. The Company's product development software is designed to specifically address the process driven requirements in implementing ISO 9001, QS-9000, US FDA Quality System Regulations and European CE Mark Medical Device Directives. Industries such as medical devices, high-technology manufacturers and automobile suppliers are under regulatory pressure to document processes and maintain proof that the processes were followed. The CMS 7 Series helps provide this through its ability to model and institutionalize processes, maintain audit trails and keep process and product information tightly coupled.

   The Company believes the following case studies are illustrative of the manner in which CMS is used by its customers.

ADC Telecommunications, Inc.

   ADC Telecommunications, Inc. ("ADC") is a manufacturer of cable, fiber, transmission and network management products with revenues of $828 million during its fiscal year ended October 31, 1996. Since July 1994, ADC has used CMS to manage over 200 gigabytes of CAD data generated by its Pro/ENGINEER MCAD systems and has reduced part data redundancy and increased engineering productivity. ADC selected CMS because of its Pro/ENGINEER integration capabilities, comprehensive platform support and scaleability. ADC uses CMS to manage the electronic master models of its products and provide functional groups within ADC and its key suppliers with immediate access to product data.

AlliedSignal, Inc.-Aerospace Division

   The Aerospace Division of AlliedSignal, Inc. ("AlliedSignal Aerospace") is a global manufacturer of aerospace components and systems with 35 locations in 17 countries. Since its initial implementation of CMS in October 1994, AlliedSignal Aerospace has standardized on CMS to control large volumes of product definition data and automate critical processes, enabling significant reductions in time-to-market. AlliedSignal Aerospace selected CMS because of its user-friendly interface, integration with Pro/ENGINEER and ease of implementation. As of March 31, 1997, AlliedSignal Aerospace has expanded its usage of CMS to more than 25 locations around the world.

Eaton Corporation

   Eaton Corporation ("Eaton") is a global manufacturer of products for the automotive, industrial, construction, commercial, aerospace and marine markets with 150 manufacturing sites in 18 countries. Since its initial implementation of CMS in 1992, Eaton's Semiconductor Equipment Division has automated its engineering change review and engineering change order processes. Eaton selected CMS because of the scaleability it provided to meet the needs of both the divisions and the corporate IT organization. In 1995, Eaton signed a corporate license agreement for the Company's CMS product family and standardized on CMS in support of Eaton's concurrent engineering initiative, Simultaneous Product/Process Development.

Whirlpool Corporation

   Whirlpool Corporation ("Whirlpool") is one of the world's leading manufacturers and marketers of major home appliances. Since 1994, Whirlpool has used CMS to manage and distribute the product data utilized by manufacturing locations around the world. Whirlpool selected CMS because of CMS's user-friendly interface and ease of implementation. In 1994, Whirlpool signed a corporate license agreement for the Company's CMS product family to support integration and exchange of design and best practices information among Whirlpool's global locations.

Strategy

   The Company's objective is to become the leading worldwide supplier of PDM software solutions. To achieve this objective, the Company is pursuing the following strategies:

   Extend Technological Leadership. The Company believes it has certain core competencies that can be leveraged to extend the Company's technological leadership in the PDM market. The Company has developed significant expertise in engineering and manufacturing processes, product version control and configuration management, program management and data storage and distribution. The Company plans to build upon its technological base by adding new features and functionality to its CMS family of products, including additional platform support and support for other information delivery vehicles such as the World Wide Web. The Company also plans to leverage the unique Collaborative Work Management technology and is awaiting a decision on its US patent application.

   Broaden Application Solutions. The Company believes there is significant opportunity to increase the number of users of the Company's family of products by integrating CMS with additional software tools and other business critical applications. The Company has established a third-party developers program, the Workgroup Partners Program ("WPP"), which provides third-party software developers with access to software designed to assist them in developing complementary applications.

   Enable Customers to Succeed. By designing products that are easily implemented and are easily integrated with the customer's existing computing systems, the Company seeks to assist its customers in building a PDM system without disrupting their computer infrastructure or work processes. The Company has a comprehensive service and support organization that is designed to ensure customers' successful implementation and use of CMS. The Company believes its customers' success in implementing and using the Company's products to improve business processes is crucial to attaining a highly referenceable customer base and repeat orders. As of March 31, 1997, the Company's software has been licensed to over 300 companies in over 400 locations worldwide and the Company has historically licensed additional products and services to existing customers as they have extended their deployment of CMS while building their enterprise PDM solution.

   Utilize Multiple Distribution Channels. The Company markets CMS in the United States and Europe through its direct sales force and through value added resellers ("VARs") with vertical market expertise. The Company also has OEM relationships with Mentor Graphics Corporation, Sietec Consulting GmbH & Co. OHG, a subsidiary of Siemens-Nixdorf Informationssyteme AG, Hitachi, Ltd. and Zuken, Inc. The Company intends to focus increased efforts on expanding both direct and indirect distribution channels on a worldwide basis by hiring additional direct sales personnel and recruiting additional VARs and OEM partners.

Products

   CMS is a family of client/server software products designed to address the PDM requirements of a business enterprise. The Company's CMS family of products comprises the CMS product information engine and a series of modules and related products that enhance the features and functionality of its core product offering.

The principal features of CMS include the following:

   . Enterprise Distributed Vault. CMS provides controlled access to product information from authorized people located anywhere with a customer's network and accounts for all changes to that information. Work objects may be reviewed, checked-in and out, organized by classes or associations, and modified from the client desktop. CMS automatically provides version control and rollback facilities, ensuring that users can return to previous versions of a particular configuration.

   . Concurrent Engineering. CMS permits multi-functional product development teams to work on the same project concurrently, ensuring that all team members are working on the latest version ("version control") of a particular component or assembly of components. Each team member is automatically notified by electronic mail of changes made by other team members once the changed item is checked-in to the CMS database. Items checked-out for change are locked for modification by other team members, although they may utilize reference-only copies as a basis for complementary design activities.

   . Configuration Management. CMS provides the ability to group work objects together to define product configurations which can be maintained through the various stages of the product lifecycle. Authorized users have the ability to create "snapshots" of the configuration when required during the product lifecycle. This capability provides an audit trail which enables the gathering of relevant data should an engineering change be required and facilitates ISO 9001 certification.

   . Release Management. CMS provides the ability to freeze product configuration at appropriate stages of the product lifecycle for approval and release. Participants in the approval process are notified automatically through electronic mail of the status of the product configuration during various stages of the approval and release cycle. This electronic release process saves significant time over traditional sign-off processes which entail routing a package of paper documents.

   . Transparent Access. Through CMS, the complexity of the managed data becomes virtually transparent to the user, enabling CMS to integrate smoothly with established business practices.

   . Security and Administration. CMS controls the access to work objects based on customer-defined rules for individual users, groups and classes of information. (The CMS 7 Series also controls access by role at each stage of the process.) This system is designed to ensure that information is not lost or altered by unauthorized personnel. CMS also supports traditional database administration such as backup/restore, system archival and reporting. Users also have the ability to query the database and format information using standard SQL scripts.

   The CMS 7 Series also adds the following features:

  . Intelligent Deliverables. The CMS 7 Series tightly couples a deliverable with the process it will follow through its lifecycle. The deliverable becomes "intelligent" and "knows" what stages it must follow. This approach enables complex processes to be built from a configuration of deliverables and supports process reuse by reconfiguring deliverables in new products.

  . Process Configuration Management. Collaborative Work Management supports the aggregation of individual deliverables with their processes into a process hierarchy. This enables project managers to assemble the required processes, synchronize them and build dependencies between them. The result is a cohesive process configuration with built-in rules governing its execution.

  . Project Tracking and Analysis. Collaborative Work Management records the progress of each deliverable as it moves through its lifecycle. This real time status is available from any user's desktop so that work progress is now visible for the first time. This is particularly valuable on large projects where many people are collaborating from various geographic locations.

  . User Tailorable Desktops. The CMS 7 Series enables the customer to define individual user environments without custom programming, including commonly used function and preferred views of information.

  . Process Synchronization. The CMS 7 Series allows the customer to prevent a process from proceeding to the next step if certain predetermined conditions are not met. This ensures that downstream stages are based on accurate and complete information.

  . Intelligent Forms. The intelligent forms within the CMS 7 Series dynamically change at each stage of a process. They identify required and optional information needed at that stage and suppress irrelevant information, thus greatly simplifying what the user sees.


CMS Application Modules

   The Company has also developed several add-on modules and applications which enhance the features and functionality of the CMS product information engine. These modules include the following:

   CMS/Work Management. CMS/Work Management is a process management application that enables collaboration in the product development process by making the work of all team members visible to each member in real time.

   CMS/ReplicationServer. CMS/ReplicationServer supports the duplication and synchronization of work objects stored in multiple locations to enhance system performance.

   CMS/Launch. CMS/Launch registers any object type and automatically launches the appropriate application when a given work object is accessed for viewing, printing or modification.

   CMS/Workflow. CMS/Workflow models any business process, and automates work processes by routing work requests and related information to appropriate individuals and groups.

   CMS/Pro. CMS/Pro automatically captures work objects and complex configurations defined within Pro/ENGINEER and transfers the information to the CMS/Server for secure storage.

   CMS/API. CMS/API provides customers and development partners with C language programming access to certain of CMS's functions to develop customized CMS extensions. CMS/API in the CMS 7 Series also provides C++ language programming.

   CMS for Mentor Graphics. CMS for Mentor Graphics automatically captures work objects and complex configurations defined within Mentor Graphics' Board Station and transfers the information to the CMS/Server for secure storage.

   The above modules are currently available on the CMS 6 and CMS 7 Series as shown below:


         Module            CMS 6 Series  CMS 7 Series
         ------            ------------  ------------
CMS/Work Management                           a
CMS/ReplicationServer           a             a
CMS/Launch                      a             a
CMS/Workflow                    a
CMS/Pro                         a
CMS/API                         a             a
CMS for Mentor Graphics         a


   The Company is also developing internally or negotiating licenses for several new modules to enhance the features and functionality of CMS/Client and CMS/Server.

Technical Environments

   CMS products are available on Sun Microsystems, Hewlett-Packard, IBM, Digital and Silicon Graphics Unix and Windows NT servers (CMS 7 Series only), with Unix and Windows (3.1, 95, NT) clients and the Oracle and Sybase (CMS 6 Series only) database.

Professional Services

   Professional services, including customer training and implementation services, are an important component of the total solution the Company seeks to provide to its customers. System-level training is provided to customers' system administrators and database administrators to prepare them for successful implementation of CMS. Implementation services are offered to those customers who request assistance in installing software, designing databases, organizing data and developing workflow processes. The Company also provides software maintenance which includes central call center support, all maintenance releases of products and all major upgrades of products.

Technology

   CMS is based on a three-tier client/server architecture designed to maximize system and network performance and flexibility. The Company believes that its architecture enables CMS to handle large amounts of complex, unstructured data types without a degradation in performance.

   The base tier comprises the vault server and the relational database server. The vault server, which may be distributed over LANS and WANS, is a permanent repository that stores and controls all versions of files. The relational database server stores data describing the files and work objects within the vault servers, such as access permissions, versions, associations to other work objects and other attributes. Although CMS currently utilizes databases provided by Oracle and Sybase, CMS is designed to be database independent.

   The middle tier includes the CMS application server which performs all of the PDM applications, including work object management, configuration management, release management and process management. The middle tier also utilizes the Company's integration technology to enable the client interfaces to access and utilize data stored in the base tier.

   The top tier includes the clients that supply the user interface to CMS on the user's platform of choice. CMS supports tool, task-specific and web clients that are tailored to the needs of a specific type of user.

   CMS/OpenLink, a layer of proprietary software, is utilized by the Company and its WPP partners to efficiently develop CMS clients that are integrated with desktop application products. The Company believes that CMS/OpenLink provides it and its WPP partners with the ability to quickly integrate CMS with new releases or versions from application software vendors.

Customers

   As of March 31, 1997, the Company's products had been licensed to over 300 customers in over 400 sites worldwide. The following is a representative list of users of the Company's products that the Company believes to be typical of the Company's overall customer base by virtue of the industries they represent and the products they develop. Each of these users has at least 25 CMS licenses or has purchased over $10,000 in licenses and services during the last three years.


Aerospace                        Electronic Products                   Medical Products
AlliedSignal, Inc.               3Com Corporation                      Boehringer Mannheim
Sandia National Laboratories     Bay Networks, Inc.                    Medrad Inc.
                                 Cummins Electronics Company, Inc.     United States Surgical Corp.
Automotive                       Fuji                                  Zimmer Inc.
Eaton Corporation                General Electric Company
Harmon International             Hitachi, Ltd.                         Telecom/Utility
Hyundai Corporation              LSI Logic Corporation                 ADC Telecommunications, Inc.
New Venture Gear, Inc.           Mitsubishi Corporation                Digital Switch Corporation
                                 Siemens Energy & Automation, Inc.     Indianapolis Power & Light Co.
Consumer Products                Siemens Rolm Communications, Inc.     Williams Energy Services
Case Corporation                 Sony
Delta Faucet Corporation         Stratus Computer, Inc.                Other
Hasbro Corporation               Sun Microsystems, Inc.                Federal Express
Herman Miller, Inc.                 Medrad Inc.
Moen Incorporated                                                      United Defense L.P.
Whirlpool Corporation                                                  United States Army


   In fiscal 1997, revenue from Case Corporation represented 11% of the Company's revenue. In fiscal 1996, revenue from Hitachi, Ltd. accounted for 17% of the Company's total revenue. The revenue from Hitachi resulted from a one-time license of source code for a version of the Company's PDM software, after Hitachi expressed an interest in developing its own PDM product for markets outside the Company's primary market. Hitachi has no right to upgrades or new versions of the licensed source code.

Sales and Marketing

   The Company has implemented a multi-channel sales strategy including direct sales, VARs and OEM partners to efficiently address the global market for its products.

   The Company has established a direct sales organization in the United States and Europe to sell to new customers as well as to expand installations within its existing customer base. The Company provides installation and post-sale consulting services to facilitate customer implementations and to build long-term customer relationships. As of March 31, 1997, the Company's sales and marketing organization consisted of 33 people located in the Company's headquarters in Lexington, Massachusetts and in ten locations throughout the United States and Europe. The Company's total revenue for fiscal 1995, 1996 and 1997 was primarily derived from the efforts of the Company's direct sales force. The Company does not believe that its revenue is materially impacted by seasonality.

   The Company utilizes VARs in North America and Europe to complement its direct sales force. These VARs have vertical market expertise and focus their efforts on selling CMS within those markets to new customers as well as to their own installed base. To avoid channel conflict, direct sales personnel are compensated both on their performance and that of the VARs in their territory. As of March 31, 1997, the Company had 9 VARs located throughout North America and Europe.

   The Company utilizes OEM relationships to complement its direct sales and VAR channels. The Company has an OEM partnership with Mentor Graphics Corporation. In addition, the Company has two OEM partners in the Far East, Zuken, Inc. and Hitachi, Ltd., and one OEM partner in Europe, Sietec Consulting GmbH & Co. OHG, a subsidiary of Siemens-Nixdorf Informationssysteme AG. Zuken is one of Japan's largest independent software suppliers, focused on the ECAD marketplace. All OEM partners provide vertical market expertise and sell to customers generally not targeted by or geographically accessible to the Company's direct sales force.

   The Company's VARs and OEM partners license the Company's products at a discount for sublicensing and may provide training, support and consulting services to their customers. The Company receives fees for support and maintenance provided to these channel partners. The Company and its VARs and OEM partners generally market CMS and related services through sales teams consisting of a sales representative and an applications engineer. To support the sales process, the Company conducts comprehensive marketing programs that include public relations, seminars, trade shows, direct mail, telemarketing and customer communications programs. The Company sponsors user groups, focus groups and a customer advisory board as a source of feedback about its customers' requirements.

Customer Support and Consulting

   The Company's customers utilize CMS in mission-critical applications on which the success of the organization may depend. Therefore, a high level of customer service and technical support is critical. The Company's customer support organization provides support through telephone, electronic mail and fax communications. As of March 31, 1997, the Company's customer support and consulting organization consisted of 17 people. OEMs and some of the Company's VARs offer first-level customer support to their end-user customers and rely on the Company for any additional required support. Additionally, the Company provides consulting services to those customers seeking assistance in installing CMS, designing their database structure, designing their workflow templates or training their employees.

Product Development

   Since its inception, the Company has made substantial investments in research and development. The Company believes its future success depends in part upon its ability to enhance its existing products and to develop and introduce products that address technological developments in the marketplace and the increasingly sophisticated needs of its customers. The Company uses CMS in the development of new products and enhancements to existing products, as well as in the support of its customers.

   While the Company expects that certain of its new products will be developed internally, the Company may, based upon timing and cost considerations, acquire technology and/or products from third parties. Additionally, the Company's Workgroup Partners Program provides the Company's customers with various third party developed applications that are complementary to the Company's products.

   As of March 31, 1997, the Company's product development staff consisted of 35 employees. The Company's total expense for research and development in fiscal 1995, 1996 and 1997 was $2.1 million, $3.0 million and $4.6 million, respectively.

Competition

   The PDM market is intensely competitive and is subject to rapid change. The Company's competitors offer a variety of products and services to address this market. The Company currently encounters direct competition from a number of public and private companies such as Computervision Corporation, Hewlett-Packard Company, International Business Machines Corporation, Parametric Technology Corporation, Structural Dynamics Research Corporation and Sherpa Corporation. In addition, the possible entrance of new competitors may intensify competition in the PDM market. Vendors of RDBMS and enterprise MRP systems, among others, may compete with the Company in the future. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

   The Company believes that the principal competitive factors affecting its market include product features and functionality, such as flexibility, scaleability, ease of integration, ease of implementation, ease of use, quality, performance, price and total cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

Proprietary Rights

   The Company primarily relies upon a combination of copyright, trademark and trade secret laws, nondisclosure agreements and license agreements to establish and protect proprietary rights in its products. The Company does not currently hold any patents. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The software development industry is characterized by rapid technological change. Therefore, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensers with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's market segment grows and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or might require the

Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

   Workgroup Technology Corporation, Workgroup, the Company's logo, CMS, Collaborative Work Management, CMS/Server, CMS/Client, CMS/Work Management, CMS/Launch, CMS/Workflow, CMS/Pro, CMS/API, CMS/OpenLink and CMS/ReplicationServer are trademarks of the Company. All other trademarks and trade names referred to in this report are the property of their respective owners.

Employees

   As of March 31, 1997, the Company employed 92 persons, including 35 product development personnel, 26 sales personnel, 17 customer support and consulting personnel, 7 finance and administration personnel and 7 marketing personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

   The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including sales personnel and product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which the Company competes for qualified personnel have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel or any material failure to recruit, retain and motivate a sufficient number of qualified personnel would have a material adverse effect on the Company.

ITEM 2.    PROPERTIES

   The Company's headquarters are located in approximately 29,000 square feet of office space in Lexington, Massachusetts. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in September 2001. The Company also leases office space in Europe to support its field sales and support operations. The Company believes that its existing facilities are adequate for its current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.    LEGAL PROCEEDINGS

   The Company is not a part to any litigation that it believes would have a material impact on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the year ended March 31, 1997, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

   The Company's Common Stock trades on the Nasdaq National Market under the symbol "WKGP". On June 16, 1997, the closing price of the Company's Common Stock was $3.94 per share.

   As of June 16, 1997, there were approximately 113 holders of record of the Company's Common Stock and at least 1,500 beneficial holders, based on information obtained from the Company's transfer agent.

   The following table sets forth quarterly high and low prices of the Common Stock for the indicated periods of fiscal 1997:


                                             High          Low
                                             ----          ---
                      First Quarter         $30.75       $21.50
                      Second Quarter         25.00         5.13
                      Third Quarter           7.13         5.00
                      Fourth Quarter          7.25         3.94


   During the fourth quarter of 1996 (March 21 to March 31, 1996), the high bid quotation for the Company's Common Stock was $22.50 per share, and the low bid quotation was $17.75 per share, as reported on the Nasdaq National Market.

   The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividend in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors, will be subject to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data presented below are derived from the financial statements of the Company, and should be read in connection with those statements, which are included herein.


                                                                                                 Period from
                                                                                                May 11, 1992
                                                                                              (date of inception)
                                                    Fiscal Year Ended March 31,                    through
                                        1997           1996           1995           1994       March 31, 1993
                                    -----------    -----------    -----------     ----------- -------------------
                                                       (in thousands, except per share data)
Statement of Operations Data:

Revenue                               $ 10,439       $ 10,477       $ 4,616        $ 2,531          $   731
Gross profit                             7,969          8,794         3,404          1,836              180
Operating expenses                      12,255          7,405         4,692          3,599            2,150
Income (loss) from operations           (4,286)         1,389        (1,289)        (1,763)          (1,970)
Net income (loss)                       (2,407)         1,448        (1,437)        (1,781)          (1,922)
Net income (loss) per common share    $  (0.30)      $   0.24       $ (0.50)       $ (0.63)         $ (0.69)
Weighted average number of common
  and common equivalent shares
  outstanding                            7,994          6,011         2,855          2,807            2,798


                                                                       March 31,
                                        1997           1996           1995           1994             1993
                                    -----------    -----------    -----------     -----------     -----------
                                                                         (in thousands)
Balance Sheet Data:

Working capital (deficit)             $ 36,560       $ 39,426       $(1,161)       $  (336)         $   549
Total assets                            41,796         44,073         4,588          1,735            1,895
Convertible preferred stock                  -              -         4,290          3,700            3,000
Total stockholders' equity (deficit)    37,927         40,114        (5,113)        (3,678)          (1,905)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes thereto.

   The Company does not provide forecasts of the future financial performance of the Company. However, from time to time information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements and there can be no assurance that the results set forth in those statements will be achieved.

   The software industry is highly competitive and rapidly evolving. The PDM market in particular is subject to short product life cycles and evolving market standards due to the relative immaturity of the market. Accordingly, the Company's ability to continue to develop and market new or enhanced products and deliver them to customers in a timely fashion and the acceptance of these products in the PDM market as well as the continued growth of the PDM market will significantly affect the Company's results of operations. The Company's results of operations will also be subject to its ability to continue to attract and retain qualified personnel and effectively manage its growth and the expansion of its product offerings. In addition, demand for the Company's product is subject to general economic conditions and an increase in the cost of capital or an economic decline could cause potential customers to delay or cancel planned purchases of the Company's products.

Results of Operations

   The following table sets forth for the periods indicated, certain consolidated financial data as a percentage of revenue:


                                                         Percentage of Revenue
                                                ---------------------------------------
                                                       Fiscal Year Ended March 31,
                                                ---------------------------------------
                                                  1997           1996            1995
                                                -------       ---------        --------
   Revenue:
      Software licenses                            62.8%           73.1%           69.1%
      Maintenance and services                     37.2            26.9            30.9
                                                -------       ---------        --------
          Total revenue                           100.0           100.0           100.0
   Cost of revenue:
      Software licenses                             3.3             4.3             9.4
      Maintenance and services                     20.4            11.8            16.9
                                                -------       ---------        --------
          Total cost of revenue                    23.7            16.1            26.3
   Gross profit                                    76.3            83.9            73.7
   Operating expenses:
      Selling and marketing                        57.5            34.5            44.3
      Research and development                     44.4            28.8            44.5
      General and administrative                   15.5             7.3            12.8
                                                -------       ---------        --------
          Total operating expenses                117.4            70.6           101.6
   Income (loss) from operations                  (41.1)           13.3           (27.9)
   Interest income (expense), net                  18.5             0.9            (0.3)
                                                -------       ---------        --------
   Income (loss) before income taxes              (22.6)           14.2           (28.2)
   Provision for income taxes                       0.5             0.3             2.9
                                                -------       ---------        --------
   Net income (loss)                              (23.1)%          13.9%          (31.1)%
                                                =======       =========        ========


Fiscal 1997 Compared to Fiscal 1996

   Revenue. The Company's revenue consists of license fees for its CMS family of product data management software products and fees for professional services and software maintenance. The Company had total revenue of $10,439,000 in fiscal 1997 as compared to total revenue of $10,477,000 in fiscal 1996, a decrease of less than 1%.

International revenue decreased 59.5% to $1,088,000 in fiscal 1997 from $2,686,000 in fiscal 1996. This decrease was primarily due to non-recurring license fees received from Hitachi, Ltd. in connection with a source code license and maintenance that amounted to $1,800,000 in fiscal 1996. International revenue accounted for 10.4% and 25.6% of total revenue in fiscal 1997 and fiscal 1996, respectively.

Software license revenue decreased 14.5% in fiscal 1997 to $6,553,000 from $7,661,000 in fiscal 1996. The revenue decline resulted from a delay in shipment of a server product for the Windows NT operating system, lower than expected revenue in the European market and lower revenue from prospective and existing customers as customers delayed orders in anticipation of the release of the Company's new CMS 7 Series of products.

Maintenance and services revenue increased 38.0% to $3,886,000 from $2,816,000 for fiscal 1996. This increase resulted primarily from an increase in the number of customers with maintenance agreements as well as an increase in usage of the Company's professional services.

   Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for fiscal 1997 was $6,213,000 or 94.8% of software license revenue versus $7,211,000 or 94.1% of software license revenue in fiscal 1996. The decrease in gross margin of $998,000 resulted primarily from lower software revenue in fiscal 1997.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $1,756,000 in fiscal 1997 from $1,583,000 fiscal 1996. As a percentage of maintenance and services revenue the gross margin decreased to 45.2% in fiscal year 1997 from 56.2% in fiscal year 1996. This decrease was due to a greater utilization of the professional services organization on support, training and other projects in fiscal 1997 as well as costs associated with hiring and training additional staff for the Company's customer support organization.

   Selling and Marketing. Selling and marketing expenses increased 65.9% in fiscal year 1997 to $5,999,000 from $3,617,000 fiscal 1996. Selling and marketing expenses as a percentage of revenue increased to 57.5% in fiscal 1997 from 34.5% in fiscal 1996. These increases resulted primarily from costs incurred as a result of an increase in sales and marketing personnel and programs as well as an increase in international selling expenses due to the costs associated with the Company's subsidiaries in Europe.

   Research and Development. Research and development expenses increased 53.5% in fiscal 1997 to $4,635,000 from $3,020,000 in fiscal 1996. Research and development expenses as a percentage of revenue increased to 44.4% in fiscal 1997 from 28.8% in fiscal 1996. These increases in fiscal 1997 resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products, expand the integration of its products with other applications and provide quality assurance.

   General and Administrative. In fiscal 1997, general and administrative expenses increased 111.1% to $1,621,000 from $768,000 in fiscal 1996. As a percentage of revenue, general and administrative expenses increased to 15.5% in fiscal 1997 from 7.3% in fiscal year 1996. General and administrative expenses increased primarily as a result of severance related and other personnel expenses as well as additional administrative expenses attributable to the Company's status as a public company.

   Interest Income, (Net). Interest income, (net) consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest income for fiscal 1997 increased to $1,827,000 from $94,000 in fiscal 1996 due to higher cash and cash equivalent balances during fiscal 1997 as a result of the Company's initial public offering.

   Provision for Income Taxes. For fiscal 1997, the provision for income taxes increased to $55,000 from $35,000 for fiscal 1996. The provision for taxes results primarily from taxable income in the Company's foreign subsidiaries as well as certain state taxes.


Fiscal 1996 Compared to Fiscal 1995

   Revenue. The Company's total revenue increased 127% in fiscal 1996 to $10.5 million from $4.6 million in fiscal 1995.

   Software license revenue increased 140.2% in fiscal 1996 to $7.7 million from $3.2 million in fiscal 1995. This revenue increase resulted from an increase in the number of customers licensing the Company's software products, an increase in the number of incremental software licenses purchased by existing customers and an increase in the average sales value of software orders from customers, as well as revenue attributable to a one-time source code license agreement with Hitachi, Ltd. The increase in the number of customers licensing the Company's software products resulted primarily from increases in the size and productivity of the Company's direct sales force and increased sales by the Company's VARs and OEM partners. The increase in the number of incremental software licenses purchased by existing customers was primarily due to the licensing by customers of additional users as well as the licensing of additional CMS products. The increase in the average sales value of orders was primarily due to larger initial implementations by customers as well as the introduction of new CMS clients and modules for Windows and Mac/OS.

   Maintenance and services revenue increased 97.4% in fiscal 1996 to $2.8 million from $1.4 in fiscal 1995. This increase resulted from an increase in the customer maintenance base and increased usage of the Company's professional services, as well $238,000 of revenue attributable to the maintenance related to a one time source code license agreement with Hitachi, Ltd.

   International revenue increased 380% in fiscal 1996 to $2.7 million from $0.6 million in fiscal 1995 and accounted for 25.6% and 12.1% of total revenue in fiscal 1996 and fiscal 1995, respectively. This increase was primarily due to revenue attributable to Hitachi, Ltd., which accounted for $1.8 million, or 17% of revenue in fiscal 1996.

   Cost of Revenue and Gross Profit. The Company's gross profit associated with software license revenue increased 161.6% in fiscal 1996 to $7.2 million, or 94.1% of software license revenue, from $2.8 million, or 86.5% of software license revenue, in fiscal 1995.

   The Company's cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased 145.1% in fiscal 1996 to $1.6 million, or 56.2% of maintenance and services revenue, from $0.6 million, or 45.3% of maintenance and services revenue, in fiscal 1995. Gross profit increased primarily due to increased efficiencies and productivity achieved by the customer support and professional services organizations.

   Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with marketing programs. Selling and marketing expenses increased 77.0% in fiscal 1996 to $3.6 million from $2.0 million in fiscal 1995. The increase in selling and marketing expenses resulted primarily from employment of additional staff in the sales and marketing organizations as well as an increase in marketing programs such as trade shows, conferences and public relations activities. In addition, international sales expenses increased due to the opening of the Company's subsidiaries in Germany and the United Kingdom. As a result of increased revenue, selling and marketing expenses decreased as a percentage of revenue to 34.5% in fiscal 1996 from 44.3% in fiscal 1995.

   Research and Development. Research and development expenses consist primarily of personnel costs as well as fees for development services provided by independent contractors. Research and development expenses increased 46.9% in fiscal 1996 to $3.0 million from $2.1 million in fiscal 1995. The increase in research and development expenses in fiscal 1996 resulted primarily from employment of additional staff and independent contractors to develop and enhance the Company's products and provide quality assurance. Qualifying capitalizable software development costs were immaterial in both years and, therefore, the Company did not capitalize such costs. Research and development expenses as a percentage of revenue decreased to 28.8% in fiscal 1996 from 44.5% in fiscal 1995 as a result of increased revenue.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel, as well as accounting and legal expenses. General and administrative expenses increased 29.5% in fiscal 1996 to $768,000 from $593,000 in fiscal 1995. The increase in general and administrative expenses resulted primarily from the employment of additional staff as well as an increase in accounting and legal expenses in support of the Company's increased level of operations. As a result of increases in revenue, general and administrative expenses as a percentage of revenue decreased to 7.3% in fiscal 1996 from 12.8% in fiscal 1995.

   Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. During fiscal 1996, the Company had net interest income of $94,000 as compared to a net interest expense of $13,000 in fiscal 1995. The increase in interest income is due to higher average cash balances during fiscal 1996.

   Provision for Income Taxes. The provision for income taxes decreased to $35,000 in fiscal 1996 from $135,000 fiscal 1995. This decrease was primarily the result of decreased revenue from one of the Company's Japanese OEM partners, which revenue was subject to withholding taxes for sales to Japanese customers. Net operating losses were used to offset all federal and state income taxes in fiscal 1996 as well as fiscal 1995.


Liquidity and Capital Resources

   Cash and cash equivalents at March 31, 1997 decreased $3,008,000 to $37,951,000 from $40,959,000 at March 31, 1996. This decrease results primarily from a net loss of $2,407,000 for fiscal 1997 as well as capital expenditures of $1,160,000. In addition, the Company exercised its option to buyout certain of its capital leases in fiscal year 1997 for approximately $355,000.

   The Company believes its existing cash and cash equivalent balances, together with cash flows from operations, will be sufficient to meet its cash requirements for at least the next fiscal year.

   To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements and supplementary data are included herein and are indexed under Item 14 (a) (1) - (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last two years.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 Reporting" in the Company's Proxy Statement (the "1997 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on July 31, 1997, and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended March 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, and is incorporated hereby by reference.

                                    PART IV

ITEM  14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

   (a)(1)    Financial Statements.

   The following financial statements are filed as part of this report:


                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   F-1

Consolidated Balance Sheets at March 31, 1997 and 1996....................   F-2

Consolidated Statements of Operations for the years ended March 31, 1997,
 1996 and 1995............................................................   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
 the years ended March 31, 1997, 1996 and 1995............................   F-4

Consolidated Statements of Cash Flows for the years ended March 31, 1997,
 1996 and 1995............................................................   F-5

Notes to Consolidated Financial Statements................................   F-6


   (a)(2)    Financial Statement Schedules:

   All schedules for which provisions made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)    List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:


 Exhibit
 Number    Description
 ------    -----------
  3.1(1)   Amended and Restated Certificate of Incorporation of the Company
  3.2(1)   Amended and Restated By-Laws of the Company
  4.1(1)   Specimen certificate representing the Common Stock
 10.1(1)+  1996 Stock Plan
 10.2(2)+  Form of Incentive Stock Option Agreement under the 1996 Stock Plan
 10.3(2)+  Form of Non-Qualified Stock Option Agreement under the 1996 Stock
           Plan
 10.4(1)+  1996 Employee Stock Purchase Plan
 10.5(2)+  1996 Employee Stock Purchase Plan Enrollment Authorization Form
 10.6(1)+  1996 Non-Employee Director Stock Option Plan
 10.7(2)+  Form of Non-Qualified Stock Option Agreement under the 1996 Non-
           Employee Director Stock Option Plan of the Registrant
 10.8(1)   Registration Rights Agreement between the Company and the Preferred
           Stockholders, James Carney and James Simmons, as amended as of
           November 27, 1995
 10.9*     Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust dated July
           30, 1996
 10.10*+   Employment Agreement between the Company and James Carney
 10.11(1)+ Form of Executive Management Incentive Compensation Plan of the
           Company
 10.12(1)  Form of Non-Competition Agreement between the Company, its executive officers and founders
 11.1*     Statement re: computation of per share earnings
 21.1(1)   Subsidiaries of the Company
 23.1*     Consent of Independent Accountants (Coopers & Lybrand)
 24.1*     Power of Attorney (see page 22)
 27.1      Financial Data Schedule

---------
  (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).
  (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
   *   Filed herewith.
   + Indicates a management contract or any compensatory plan, contract or arrangement.

(b) Reports On Form 8-K

   There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 1997.

   (c)  Exhibits.

   The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WORKGROUP TECHNOLOGY
                                       CORPORATION.


Date: June 24, 1997                    By: /s/ James M. Carney
                                           ----------------------------------
                                           James M. Carney
                                           Chief Executive Officer and Chairman

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Workgroup Technology Corporation, hereby severally constitute and appoint James M. Carney and George
R. McHorney, and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Workgroup Technology Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 24th day of June, 1997.


         Signature                             Title(s)
         ---------                             --------
/s/ James M. Carney          Chief Executive Officer (Principal Executive
---------------------------  Officer) and Chairman
James M. Carney

/s/ John P. McDonough        President, Chief Operating Officer and
---------------------------  Secretary (Principal Financial Officer)
John P. McDonough

/s/ Diane M. Marcou          Vice President- Finance and Administration
---------------------------  and Treasurer  (Principal Accounting Officer)
Diane M. Marcou

/s/ Stephen J. Gaal          Director
---------------------------
Stephen J. Gaal

/s/ Ernest C. Parizeau       Director
---------------------------
Ernest C. Parizeau


WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------


                       REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Stockholders of Workgroup Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Workgroup Technology Corporation as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workgroup Technology Corporation as of March 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



                                               COOPERS & LYBRAND L.L.P.

  Boston, Massachusetts
  May 6, 1997

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1997 and 1996
(dollars in thousands)



                 ASSETS                                     1997      1996
                                                          --------  --------
Current assets:
 Cash and cash equivalents                                 $37,951   $40,959
 Accounts receivable (net of allowance of $50 in 1997)       2,179     2,075
 Prepaid expenses and other current assets                     294       234
                                                           -------   -------

    Total current assets                                    40,424    43,268

 Property and equipment, net                                 1,339       761
 Other assets                                                   33        44
                                                           -------   -------

     Total assets                                          $41,796   $44,073
                                                           =======   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $   660   $   890
 Accrued expenses                                              944       749
 Accrued vacation                                              271       203
 Accrued royalties                                             181       140
 Capital lease obligations                                      14       219
 Deferred revenue                                            1,794     1,641
                                                           -------   -------

    Total current liabilities                                3,864     3,842

Capital lease obligations                                        5       116

Commitments (Note G)

Stockholders' equity:
 Common stock, $.01 par value; 30,000,000 shares
  authorized, 8,114,084 and 7,926,390 shares issued and
  outstanding at March 31, 1997 and 1996, respectively          81        79
 Additional paid-in capital                                 43,955    43,727
 Officers' notes receivable                                      -        (7)
 Cumulative translation adjustment                             (10)        7
 Accumulated deficit                                        (6,099)   (3,692)
                                                           -------   -------

    Total stockholders' equity                              37,927    40,114
                                                           -------   -------

     Total liabilities and stockholders' equity            $41,796   $44,073
                                                           =======   =======




    The accompanying notes are an integral part of the financial statements.

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended March 31, 1997, 1996 and 1995
(in thousands, except per share data)



                                                      1997      1996      1995
                                                    --------  --------  --------

  Revenue:
    Software licenses                               $ 6,553   $ 7,661   $ 3,189
    Maintenance and services                          3,886     2,816     1,427
                                                    -------   -------   -------

           Total revenue                             10,439    10,477     4,616

  Cost of revenue:
    Cost of software licenses                           340       450       432
    Cost of maintenance and services                  2,130     1,233       780
                                                    -------   -------   -------

           Total cost of revenue                      2,470     1,683     1,212

    Gross profit                                      7,969     8,794     3,404

  Operating expenses:
    Selling and marketing                             5,999     3,617     2,043
    Research and development                          4,635     3,020     2,056
    General and administrative                        1,621       768       593
                                                    -------   -------   -------

           Total operating expenses                  12,255     7,405     4,692
                                                    -------   -------   -------

  Income (loss) from operations                      (4,286)    1,389    (1,289)

  Interest income                                     1,957       130        27
  Interest expense                                      (23)      (36)      (40)
                                                    -------   -------   -------

  Income (loss) before income taxes                  (2,352)    1,483    (1,302)

  Provision for income taxes                             55        35       135
                                                    -------   -------   -------

  Net income (loss)                                 $(2,407)  $ 1,448   $(1,437)
                                                    =======   =======   =======

  Net income (loss) per common share                 $(0.30)    $0.24    $(0.50)
                                                    =======   =======   =======

  Weighted average number of common and
       common equivalent shares outstanding           7,994     6,011     2,855
                                                    =======   =======   =======




    The accompanying notes are an integral part of the financial statements.

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               for the years ended March 31, 1997, 1996 and 1995
(in thousands)




                                     Common Stock           Additional    Officers'    Cumulative                       Total
                                     ------------            Paid-In       Notes      Translation   Accumulated    Stockholders'
                                        Shares     Amount    Capital     Receivable    Adjustment     Deficit     Equity (Deficit)
                                     ---------------------------------------------------------------------------------------------
Balance at March 31, 1994              1,709      $ 17      $    16       $ (7)                      $ (3,704)         $ (3,678)
Sale of stock under stock plans           13                      2                                                           2
Net loss                                                                                               (1,437)           (1,437)
                                     ---------------------------------------------------------------------------------------------

Balance at March 31, 1995              1,722       17           17           (7)                       (5,140)           (5,113)
Issuance of common stock               2,664       27       36,429                                                       36,456
Conversion of preferred
stock (Note D)                         3,298       33        6,857                                                        6,890
Exercise of warrants                     133        1          399                                                          400
Sale of stock under stock plans          110        1           25                                                           26
Foreign currency translation adjustment                                                 $  7                                  7
Net income                                                                                              1,448             1,488
                                     ---------------------------------------------------------------------------------------------

Balance at March 31, 1996              7,926       79       43,727           (7)           7           (3,692)           40,114
Sale of stock under stock plans          188        2           72                                                           74
Stock option compensation                                      156                                                          156
Collection of officers' notes                                                 7                                               7
Foreign currency translation adjustment                                                  (17)                               (17)
Net loss                                                                                               (2,407)           (2,407)
                                     ---------------------------------------------------------------------------------------------

Balance at March 31, 1997              8,114      $ 81     $43,955          $ -        $ (10)        $ (6,099)          $37,927
                                     =============================================================================================




    The accompanying notes are an integral part of the financial statements.

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended March 31, 1997, 1996 and 1995
(dollars in thousands)


                                                                 1997            1996              1995
                                                                 ----            ----              ----
 Cash flows from operating activities:
   Net (loss) income                                           $ (2,407)        $  1,448         $ (1,437)
   Adjustments to reconcile net income(loss) to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                  582              399              314
     Equity-based compensation                                      156                -                -
     Changes in operating assets and liabilities:
      Accounts receivable                                          (104)             437           (2,014)
      Prepaid expenses and other current assets                     (60)            (190)              59
      Other assets                                                   11              (13)             (21)
      Accounts payable                                             (230)             468              131
      Accrued expenses                                              195              381              246
      Accrued vacation                                               68               95               36
      Accrued royalties                                              40               40              (36)
      Customer deposits                                               -             (100)              73
      Deferred revenue                                              153           (2,349)           3,144
                                                               --------         --------         --------

      Net cash provided by (used in) operating activities        (1,596)             616              495

 Cash flows from investing activities:
   Purchases of property and equipment                           (1,160)            (442)             (32)

 Cash flows from financing activities:
   Proceeds from issuance of preferred stock                          -            2,600               83
   Proceeds from issuance of bridge note                              -                -              500
   Proceeds from issuance of common stock                            74           36,882                2
   Proceeds from the collection of officers' notes                    7                -                -
   Payments of capital lease obligations                           (316)            (251)            (202)
                                                               --------         --------         --------

      Net cash provided by (used in) financing activities          (235)          39,231              383

 Effect of exchange rate changes on cash                            (17)               7                -
                                                               --------         --------         --------
 Net increase (decrease) in cash and cash equivalents            (3,008)          39,412              846
 Cash and cash equivalents, beginning of year                    40,959            1,547              701
                                                               --------         --------         --------

 Cash and cash equivalents, end of year                        $ 37,951         $ 40,959         $  1,547
                                                               ========         ========         ========

 Supplemental cash flow information:
   Interest paid                                               $     23         $     36         $     32
   Income taxes paid                                           $     55         $     35         $    135
 Supplemental disclosure for non-cash transactions:
   Acquisition of property and equipment
      under capital lease obligations                                 -         $    264         $    312
   Conversion of bridge note and accrued interest to
      Series C convertible redeemable preferred stock                 -                -         $    507
   Conversion of preferred stock                                      -         $  6,890                -

    The accompanying notes are an integral part of the financial statements

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business
   ----------------------

   Workgroup Technology Corporation (the "Company"), incorporated on May 11, 1992, provides client server software solutions which facilitate the management of product information and work processes. The Company's product data management software, CMS, is used by customers to enhance the management of the product lifecycle by improving design and development processes and the transfer of design information to manufacturing, reducing time to market and providing more accurate and timely market feedback. CMS ensures the capture, integrity and efficient, controlled distribution of critical product and process information. CMS can manage any type of electronic data including CAD models, bills of material, word processing, spreadsheet, voice video and multimedia files.

B. Summary of Significant Accounting Policies
   ------------------------------------------

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Certain amounts from prior years have been reclassified to conform to the current year's presentation.

   Revenue Recognition

   Revenue is recognized from the license of software upon shipment provided that no significant vendor or postcontract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The estimated costs of insignificant support obligations, if any, are accrued upon shipment. Payments received in advance for services, development or product are initially recorded as deferred revenue. Revenue from training and consulting is recognized as the services are performed. Maintenance and support revenue is recognized ratably over the contract term, typically one year.

   Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and income and expense items are translated at the average rates for the period. The effect of such translations are excluded from net earnings and accumulated as a separate component of stockholders' equity. Transaction gains and losses from foreign currency transactions have not been material to date.

   Cash Equivalents

   Cash equivalents consist of commercial paper and money market mutual funds with remaining maturities at acquisition of three months or less and are carried at cost plus accrued interest which approximates market value.

   The Company has approximately $155,000 of restricted cash included in the March 31, 1997 cash balance. This restricted cash serves as collateral for a letter of credit obtained in fiscal year 1997 related to the Company's property lease.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided under the straight-line method based upon the following estimated useful lives:

       Computer software          3 years
       Furniture and fixtures     3 years
       Equipment                  3 years
       Leasehold improvements     Estimated useful life of the
         and equipment under        asset or term of the lease
         capital leases             whichever is shorter.

   Major replacements of, or improvements to, property and equipment are capitalized. Minor replacements, repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.

   Research and Development Costs

   Research and development expenditures are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established. The Company believes it has achieved technological feasibility when the working model has been established, which is typically demonstrated by beta shipment. Qualifying capitalized costs for the years ended March 31, 1997, 1996 and 1995 have been immaterial and, therefore, the Company has not capitalized such costs.

   Royalty Expense

   Royalty expense with respect to sales of product under royalty agreements is recorded when the revenue is recognized.

   Warranty Costs

   The Company provides for warranty expenses, based on past experience, on an accrual basis.

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


   Income Taxes

   The Company uses the asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

   Net Income (Loss) Per Common Share

   Net income (loss) per common share on a historical basis is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants outstanding and are excluded in loss periods. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, the common and common equivalent shares issued during the twelve-month period prior to the initial public offering, have been included in the calculation as if they were outstanding for all periods prior to the initial public offering ("IPO") using the treasury stock method and the assumed IPO price of $14.50 per share.

   Supplementary net loss per common share has been computed in the same manner, except that all outstanding shares of Redeemable Convertible Preferred Stock converted into common stock upon the closing of the IPO are treated as having been converted into common stock at the date of original issuance.

   Net loss per common share on a supplementary basis for the year ended March 31, 1995 is $(0.27) with 5,343,000 weighted average common and common equivalent shares outstanding.

   Fully diluted net income (loss) per common share is the same as primary net income (loss) per common share.

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

   The Company invests its cash primarily in commercial paper and money market mutual funds with a large commercial bank. The Company has not experienced any losses to date on its invested cash.

   The Company sells its product to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company believes any credit losses will not be material.

   New Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128, which is effective for fiscal years ending after December 15, 1997, including interim periods, requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period EPS amounts presented after the effective date. The Company will adopt the provisions of SFAS 128 in fiscal 1998; however, the impact of adoption has not yet been determined. SFAS 129, which is also effective for fiscal years ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. The Company will adopt the disclosure requirements of SFAS 129 during the fiscal year ending March 31, 1998.

C. Property and Equipment
   ----------------------

   Property and equipment consisted of the following:
   (in thousands)

                                              March 31,
                                         -------------------
                                           1997        1996
                                           ----        ----
       Computer software                 $   477      $  311
       Furniture and fixtures                 79           2
       Equipment                           1,732         944
       Leasehold improvements                 96          15
                                         -------      ------
                                           2,384       1,272
       Less accumulated
        depreciation and amortization     (1,045)       (511)
                                         -------      ------
                                         $ 1,339      $  761
                                         =======      ======

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


   As of March 31, 1997 and 1996, the Company had approximately $71,000 and $632,000, respectively, of computer and office equipment, under capital leases. Total accumulated amortization on such equipment was $54,000 and $222,000 at March 31, 1997 and 1996, respectively.

D. Stockholders' Equity
   --------------------

   Initial Public Offering

   On March 21, 1996, the Company completed its IPO and sold an aggregate of 2,663,668 shares of Common Stock at $15.00 per share, resulting in net proceeds to the Company of approximately $36,500,000. In addition, upon the closing of the IPO all issued and outstanding shares of Series A, B, C and D Redeemable Convertible Preferred Stock were automatically converted into 3,297,566 shares of Common Stock in accordance with the underlying agreements.

   Preferred Stock

   The Board of Directors was authorized upon the closing of the IPO, subject to certain limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designation of such series.

   Common Stock

   All share and per share amounts have been restated to reflect a three into two reverse stock split of its common stock which was approved by the Board of Directors on January 26, 1996.

   In January 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 30,000,000.

   Stock Plans

   At March 31, 1997, the Company has four stock-based compensation plans which are described below. In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide a pro forma basis disclosure of net income (loss) and earnings (loss) per share which reflects such compensation expense in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in fiscal year 1997 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized $156,000 of compensation cost for its fixed stock option plans and no compensation cost for its employee stock purchase plan in fiscal year 1997. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been on a pro forma basis:

   (in thousands, except per share amounts)

                                          1997      1996
                                          ----      ----
     Net income (loss)
             As reported                $(2,407)   $1,448
             Pro forma                  $(3,020)   $1,377
     Net income (loss) per share
             As reported                $ (0.30)   $ 0.24
             Pro forma                  $ (0.38)   $ 0.23

   For fiscal year 1997, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: expected volatility of 93.5%; risk-free interest rates of 6.4%; dividend rate of zero percent; and expected life of 5 years. Because the Company went public on March 21, 1996, the fair value of each option grant for fiscal year 1996 is estimated on the date of grant using the minimum value method assuming a risk-free interest rate of 6%, an expected life of 5 years and no dividend yield or volatility.

   The weighted-average fair value of options granted during fiscal year 1997 and 1996 is estimated as $7.21 and $0.78, respectively. The effects of applying SFAS 123 in this pro-forma disclosure are not an indication of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

   Stock Option Plans

   The Company has three fixed stock option plans. The 1992 and 1996 Stock Option Plans provide for the granting of incentive stock options to employees to purchase commons stock at not less than the fair market value per share of common stock on the date of the grant. The Plans also provide for the granting of nonqualified stock options, stock awards and purchase rights to employees, consultants, directors and officers of the Company. The options generally become exercisable ratably over four or five years from the date of grant and expire ten years for the date of grant. The maximum number shares for which options may be granted under 1992 Plan is 938,317. At March 31, 1997, the Board of Directors had terminated granting of options under the 1992 plan. At March 31, 1997, 2,651,792 were available for grant under the 1996 Plan.

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   The Company's 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the granting of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee directors of the Company. Under the Director Option Plan, each non-employee director shall receive an option to purchase 15,000 shares of the Company's Common Stock upon the later of (i) the effective date of an initial public offering, or
   (ii) the date on which the director first is elected to the board of Directors. Each non-employee director who is still a member of the Board of Directors upon the full vesting of this most recently granted option under the Director Option Plan shall receive additional options to purchase 15,000 shares of Common Stock. All options granted under the Director Option Plan vest in twelve equal quarterly installments beginning three months from the date of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant. At March 31, 1997, 70,000 shares were available for grant under the Director Option Plan.

   During fiscal year 1997, the Board of Directors approved the repricing of certain outstanding stock options previously granted under the 1992 and 1996 Plans. Certain options outstanding at prices ranging from $8.50 to $25.75 were canceled and reissued as new grants on October 18, 1996 to reduce their exercise price to $6.375, the fair market value of the stock on that date. A total of 145,833 were granted under this repricing.

   The following is a summary of the Company's stock option plans as of March 31, 1995, 1996 and 1997 and changes during the years ending on those dates:

   (in thousands, except per share amounts)

                                                                 Weighted
                                              Number             Average
                                            of Shares         Exercise Price
                                            ---------         --------------
 Balance at March 31, 1994                     439                $0.16
  Granted                                      388                 0.30
  Exercised                                    (13)                0.15
  Canceled                                    (198)                0.16
                                             -----
 Balance at March 31, 1995                     616                 0.25
  Granted                                      841                 2.95
  Exercised                                   (110)                0.24
  Canceled                                     (38)                0.86
                                             -----
 Balance at March 31, 1996                   1,309                 1.79
  Granted                                      487                 9.62
  Exercised                                   (173)                0.25
  Canceled                                    (307)                9.79
                                             -----
 Balance at March 31, 1997                   1,316                $3.03
                                             =====
                                                                 Weighted
                                              Number             Average
                                            of Shares         Exercise Price
                                            ---------         --------------
 Options exercisable, March 31
  1995                                          94                $0.17
  1996                                         156                 0.22
  1997                                         332                 1.34

   The following table summarizes information about stock options outstanding at March 31, 1997:

                              Range of Exercise Prices
                              ------------------------
                            $  0.15-  $ 4.125-  $ 15.00-
                            $  1.95   $  8.50   $ 25.75
                            --------  --------  --------
   Options outstanding
   -------------------
     Number outstanding      852,263   414,637   49,625
     Remaining contractual
       life                      8.7       9.7      9.0
     Weighted average
       exercise price       $   0.47  $   6.34  $ 19.25

   Options exercisable
   -------------------
     Number exercisable      300,471    21,421   10,000
     Weighted average
       exercise price       $   0.41  $   7.99  $ 15.00


   Employee Stock Purchase Plan

   The 1996 Employee Stock Purchase Plan provides for the issuance of up to 350,000 shares of Common Stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last business day of semiannual periods. During fiscal 1997, 14,660 shares were issued under this plan. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: dividend yield of zero percent; an expected life of one year; expected volatility of 93.5% percent; and risk-free interest rate of 6.4% percent. The weighted average fair value of the purchase rights granted in fiscal 1997 was $1.81.

   Warrants

   In conjunction with the sale of certain demand notes subsequently exchanged for shares of Series C Redeemable Convertible Preferred Stock, the Company issued warrants to purchase 133,330 shares of common stock at $3.00 per share. The warrants were exercised at the closing of the Company's IPO.

WORKGROUP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


E. Benefit Plan
   ------------

   The Company established the Workgroup Technology Corporation 401(k) Plan (the "401(k) Plan") which provides for matching employer contributions determined annually by the Board of Directors. There have been no matching employer contributions made to the 401(k) Plan as of March 31, 1997.

F. Income Taxes
   ------------

   In fiscal year 1997, the provision for income taxes reflects foreign and state income taxes. In fiscal years 1996 and 1995, the provision for income taxes reflects foreign taxes on royalties from customers in Japan and Germany.

   Deferred income taxes represent the tax effects of transactions which are reported in different periods for financial and tax reporting purposes. The components of deferred tax assets and liabilities are as follows:

   (in thousands)

                                                            March 31,
                                                         ---------------
                                                         1997       1996
                                                         ----       ----
    Deferred tax assets:
      Loss carryforward                                  $1,723   $1,306
      Research and development
        credit carryforwards                                612      521
      Depreciation and amortization                         187       94
      Vacation accrual                                      212       73
      Rent                                                   20       -
                                                         ------   ------
      Gross deferred tax asset                            2,754    1,994
    Valuation allowance                                  (2,754)  (1,994)
                                                         ------   ------

    Net                                                      -        -
                                                         ======   ======

   At March 31, 1997, the Company has available net operating loss carryforwards of $4,100,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008. The utilization of the net operating loss carryforwards and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. Additionally, the Company also has available research and development credits of $380,000 and $352,000 for federal and state purposes, respectively. The research and development credits, if not utilized, will expire from 2008 through 2011. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded.

G. Commitments
   -----------

   Lease Commitments

   The Company leases the facility it occupies under a noncancelable operating lease agreement which expires September 30, 2001. Total rent expense for the years ended March 31, 1997, 1996 and 1995 was $457,000, $135,000 and
   $105,000, respectively. The future minimum payments under such commitments as of March 31, 1997 are as follows:

   (in thousands)

                   1998                  $581
                   1999                   610
                   2000                   639
                   2001                   668
                   2002                  $341


   Equipment Financing Arrangements

   The Company has entered into various lease agreements for computer and office equipment which have been recorded as capital leases. During fiscal year 1997, the Company exercised its option to buyout several of its existing capital equipment leases.

H. Significant Customers
   ---------------------

   During fiscal year 1995, the Company entered into a one-time source code license agreement with Hitachi, Ltd. Pursuant to this agreement and related transactions, the Company recognized revenue of $1.8 million, which represented 17% of the total revenue for the year ended March 31, 1996. Additionally, different customers represented 11% and 10% of total revenue for the years ended March 31, 1997 and 1995, respectively.

   The Company operates in one industry segment. Export sales for the years ended March 31, 1997, 1996 and 1995 were approximately $1,088,000, $2,686,000 and $560,000, respectively (including $679,000, $2,024,000, and $329,000 of sales into Japan, respectively).

I. Related Party Transactions
   --------------------------

   The Company recognized revenue in fiscal 1995 of $278,000 from sales to Workgroup Solutions, Inc. Until January 1995, the president of the Company was the Chairman and principal stockholder of Workgroup Solutions, Inc. Gross margins on related party transactions approximated those realized on similar transactions with unrelated parties.

                        WORKGROUP TECHNOLOGY CORPORATION
                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                           YEAR ENDED MARCH 31, 1997


Exhibit
Number     Description
------     -----------
  3.1(1)   Amended and Restated Certificate of Incorporation of the Company
  3.2(1)   Amended and Restated By-Laws of the Company
  4.1(1)   Specimen certificate representing the Common Stock
 10.1(1)+  1996 Stock Plan
 10.2(2)+  Form of Incentive Stock Option Agreement under the 1996 Stock Plan
 10.3(2)+  Form of Non-Qualified Stock Option Agreement under the 1996 Stock
           Plan
 10.4(1)+  1996 Employee Stock Purchase Plan
 10.5(2)+  1996 Employee Stock Purchase Plan Enrollment Authorization Form
 10.6(1)+  1996 Non-Employee Director Stock Option Plan
 10.7(2)+  Form of Non-Qualified Stock Option Agreement under the 1996 Non-
           Employee Director Stock Option Plan of the Registrant
 10.8(1)   Registration Rights Agreement between the Company and the Preferred
           Stockholders, James Carney and James Simmons, as amended as of
           November 27, 1995
 10.9*     Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust dated July
           30, 1996
 10.10*+   Employment Agreement between the Company and James Carney
 10.11(1)+ Form of Executive Management Incentive Compensation Plan of the
           Company
 10.12(1)  Form of Non-Competition Agreement between the Company, its executive officers and founders
 11.1*     Statement re: computation of per share earnings
 21.1(1)   Subsidiaries of the Company
 23.1*     Consent of Independent Accountants (Coopers & Lybrand)
 24.1*     Power of Attorney (see page 22)
 27.1*     Financial Data Schedule


  (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).

  (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
   *  Filed herewith.
   + Indicates a management contract or any compensatory plan, contract or arrangement.