Form 10-Q
period 1997-06-30
WORKGROUP TECHNOLOGY CORP
filed 1997-08-13
CIK 1007021

________________________________________________________________________________
________________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1997

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

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                       Outstanding at August 8, 1997
   ----------------------------           -----------------------------
   Common Stock, $.01 par value                   8,222,814

 _______________________________________________________________________________
 _______________________________________________________________________________

                       WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                            Page(s)
                                                            -------

Part I.  Financial Information:

     Item 1.

        Condensed Consolidated Balance Sheets
           at June 30, 1997 and March 31, 1997                 2

        Consolidated Statements of Operations for the
           three months ended June 30, 1997 and 1996           3

        Consolidated Statements of Cash Flows for the
           three months ended June 30, 1997 and 1996           4

        Notes to Consolidated Financial
           Statements                                          5


     Item 2.

        Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                          6-8


Part II. Other Information:

     Item 1. Legal Proceedings                                 9

     Item 6. Exhibits and Reports on Form 8-K                  9

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                June 30,             March 31,
                                                  1997                 1997
ASSETS                                                   (unaudited)
------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                  $ 36,652            $ 37,951
     Accounts receivable, net                      1,547               2,179
     Prepared expenses and other
      current assets                                 384                 294
                                                --------            --------
            Total current assets                  38,583              40,424
                                                --------            --------

Property and equipment, net                        1,312               1,339
Other assets                                          33                  33
                                                --------            --------
                                                $ 39,928            $ 41,796
                                                ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                           $    749            $    660
     Accrued expenses                              1,332               1,215
     Accrued royalties                                94                 181
     Capital lease obligations                        14                  19
     Deferred revenue                              1,759               1,794
                                                --------            --------
            Total current liabilities              3,948               3,869
                                                --------            --------

Stockholders' equity:
     Common stock                                     82                  81
     Additional paid-in capital                   43,983              43,955
     Accumulated translation adjustment               (3)                (10)
     Accumulated deficit                          (8,082)             (6,099)
                                                --------            --------
            Total stockholders' equity            35,980              37,927
                                                --------            --------
                                                $ 39,928            $ 41,796
                                                ========            ========


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                 Three months ended June 30,
                                                  1997                 1996
                                                        (unaudited)
--------------------------------------------------------------------------------
Revenue
   Software licenses                            $    727            $  2,561
   Maintenance and services                        1,072                 910
                                                --------            --------
            Total revenue                          1,799               3,471


Cost of revenue
     Cost of software licenses                        66                  70
     Cost of maintenance and services                770                 483
                                                --------            --------
     Total cost of revenue                           836                 553


Gross profit                                         963               2,918

Operating expenses
     Selling and marketing                         1,600               1,315
     Research and development                      1,354                 945
     General and administrative                      408                 234
                                                --------            --------
            Total operating expenses               3,362               2,494


                                                --------            --------
Income (loss) from operations                     (2,399)                424

Interest income, net                                 446                 497
                                                --------            --------

Income (loss) before income taxes                 (1,953)                921

Provision for income taxes                            30                  40
                                                --------            --------

Net income (loss)                               $ (1,983)           $    881
                                                ========            ========

Net income (loss) per share                     $  (0.24)           $   0.10
                                                ========            ========

Weighted average number of common
     and common equivalent shares
      outstanding                                  8,125               9,145
                                                ========            ========


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                 Three months ended June 30,
                                                    1997              1996
                                                           (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                             $(1,983)            $   881
  Adjustments to reconcile net income
        (loss) to net cash used in operating
        activities:
     Depreciation and amortization                  167                 122
     Provision for doubtful accounts                 50                   -
     Changes in operating assets and
        liabilities:
        Accounts receivable                         582              (1,107)
        Prepaid expenses and
          other current assets                      (90)               (238)
        Other assets                                  -                 (25)
        Accounts payable                             89                (114)
        Accrued expenses                            117                (131)
        Accrued royalties                           (87)               (136)
        Deferred revenue                            (35)               (199)
                                               --------            --------
        Net cash used in operating activities    (1,190)               (947)

Cash flows from investing activities:
        Purchases of property and equipment        (140)               (220)

Cash flows from financing activities:
        Proceeds from issuance of common stock       29                   6
        Payments of capital lease obligations        (5)                (43)
                                                --------            --------
        Net cash provided by (used in)
        financing activities                         24                 (37)

Effect of exchange rate changes on cash               7                  (9)
                                                --------            --------
Net decrease in cash and cash equivalents         (1,299)             (1,213)

Cash and cash equivalents, beginning of period    37,951              40,959
                                                --------            --------
Cash and cash equivalents, end of period        $ 36,652            $ 39,746
                                                ========            ========


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

    Workgroup Technology Corporation (the "Company"), incorporated May 11, 1992, provides client server software solutions which facilitate the management of product information and work processes. The Company's product data management ("PDM") software, CMS, is used by customers to enhance the management of the product lifecycle by improving design and development processes and the transfer of design information to manufacturing, reducing time to market, and providing more accurate and timely market feedback. CMS ensures the capture, integrity and efficient, controlled distribution of critical product and process information. CMS can manage any type of electronic data including CAD models, bills of material, word processing, spreadsheet, voice, video and multimedia files.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1997, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. Common stock equivalents include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds.

    Fully diluted net income (loss) per common share is the same as primary net income (loss) per common share for the period.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of PDM software products and fees for professional services and software maintenance. Revenue for the three months ended June 30, 1997 decreased 48% to $1,799,000 from $3,471,000 in the comparable period of fiscal 1997.

Software license revenue decreased 72% in the first quarter of fiscal 1998 to $727,000 from $2,561,000 in the first quarter of fiscal 1997. This revenue decrease resulted primarily from a delay in the release of the Company's new CMS 7 Series product, less demand for the CMS 6 Series product and turnover in the sales organization.

Maintenance and services revenue increased 18% in the first quarter of fiscal 1998 to $1,072,000 from $910,000 in the comparable period of fiscal 1997. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue decreased 73% in the first quarter of fiscal 1998 to $661,000, or 91% of software license revenue, from $2,491,000, or 97% of software license revenue, in the first quarter of fiscal 1997. This decrease in gross profit resulted primarily from lower software revenue in the first quarter of fiscal 1998.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue decreased 29% in the first quarter of fiscal 1998 to $302,000 from $427,000 in the comparable quarter of fiscal 1997. As a percentage of the associated revenue, gross profit from maintenance and services decreased to 28% in the first quarter of fiscal 1998 from 47% in the first quarter of fiscal 1997. This decrease is due to costs associated with hiring and training additional staff in the customer support and professional services organizations as well as a greater utilization of outside contractors in the professional services organization.

Selling and Marketing. Selling and marketing expenses increased 22% to $1,600,000 in the first quarter of fiscal 1998 from $1,315,000 in the same period of fiscal 1997. This increase resulted primarily from severance and other costs related to a management change in the first quarter of fiscal 1998 as well as costs associated with closing the Company's subsidiary in Italy. As a result of this increase and lower revenue, selling and marketing expenses as a percentage of revenue increased to 89% in the first quarter of fiscal 1998 from 38% in the same period of fiscal 1997.

Research and Development. Research and development expenses increased 43% in the first quarter of fiscal 1998 to $1,354,000 from $945,000 in the first quarter of fiscal 1997. The increase in fiscal 1998 resulted primarily from employment of additional staff to develop and enhance the Company's products as well as severance and other costs associated with a management change in the first quarter of fiscal 1998. As a result of this increase and lower revenue, research and development expenses as a percentage of revenue increased to 75% in the first quarter of fiscal 1998 from 27% in the same period of fiscal 1997.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and Administrative. In the first quarter of fiscal 1998, general and administrative expenses increased 74% to $408,000 from $234,000 in the same quarter of fiscal 1997. This increase resulted primarily from an increase in personnel costs and expenses associated with recruiting several management positions. As a result of this increase and lower revenue, general and administrative expenses as a percentage of revenue increased to 23% for the first quarter of fiscal 1998 from 7% for the same period of the previous year.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. As a result of a decrease in the cash and cash equivalent balances, interest income for the period decreased $51,000 to $446,000 in the first quarter of fiscal 1998 from $497,000 for the same period in fiscal 1997.

Provision for Income Taxes. For the first quarter of fiscal 1998, the provision for income taxes decreased to $30,000 from $40,000 for the same period of fiscal 1997. The provision for taxes results primarily from taxable income in the Company's foreign subsidiaries as well as estimated state taxes.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and equivalents at June 30, 1997 decreased $1,299,000 to $36,652,000 from $37,951,000 at March 31, 1997. This decrease resulted primarily from the Company's net loss during the quarter. Working capital decreased $1,922,000 to $34,638,000 at the end of the fiscal quarter from $36,560,000 at fiscal year end.

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


Item 1.  Legal Proceedings

         The Company is not a party to any litigation that it believes would have a material impact on its business.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               11.1   Statement re: computation of per share earnings

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  August 12, 1997            /s/ James M. Carney
       ---------------            ----------------------------------------
                                  James M. Carney
                                  Chief Executive Officer and Chairman



Date:  August 12, 1997            /s/ John P. McDonough
       ---------------            ----------------------------------------
                                  John P. McDonough
                                  President, Chief Operating Officer,
                                  and Secretary


Date:  August 12, 1997            /s/ Diane M. Marcou
       ---------------            ----------------------------------------
                                  Diane M. Marcou
                                  Vice President-Finance & Administration
                                  and Treasurer