Form 10-Q
period 1997-09-30
WORKGROUP TECHNOLOGY CORP
filed 1997-11-14
CIK 1007021

______________________________________________________________________________
______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1997
                                      OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from ___________ to
       ___________


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
Yes  X      No
    ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                        Outstanding at November 10, 1997
  ----------------------------            --------------------------------
  Common Stock, $.01 par value                       8,249,320

_____________________________________________________________________________
_____________________________________________________________________________

                       WORKGROUP TECHNOLOGY CORPORATION
                                     Index

                                                         Page(s)
                                                         -------

Part I.  Financial Information:

  Item 1.

          Condensed Consolidated Balance Sheets
          at September 30, 1997 and March 31, 1997          2

          Consolidated Statements of Operations for the
          three and six month periods ended
          September 30, 1997 and 1996                       3

          Consolidated Statements of Cash Flows for the
          six month periods ended
          September 30, 1997 and 1996                       4

          Notes to Consolidated Financial
          Statements                                        5

  Item 2. Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                        6-8


Part II.  Other Information:

  Item 1. Legal Proceedings                                 9

  Item 4. Submission of Matters to a Vote
          of Security Holders                               9

  Item 6. Exhibits and Reports on Form 8-K                  9

Signatures                                                  10


                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                               (in thousands)

                                                September 30,  March 31,
                                                   1997           1997
                                                      (unaudited)
ASSETS
--------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                   $  34,694      $  37,951
     Accounts receivable, net                        1,092          2,179
     Prepaid expenses and other
     current assets                                    525            294
                                                 ---------      ---------
          Total current assets                      36,311         40,424
                                                 ---------      ---------

Property and equipment, net                          1,376          1,339
Other assets                                            33             33
                                                 ---------      ---------
                                                 $  37,720      $  41,796
                                                 =========      =========



LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                            $     454      $     660
     Accrued expenses                                1,471          1,215
     Accrued royalties                                  85            181
     Capital lease obligations                          10             19
     Deferred revenue                                1,409          1,794
                                                 ---------      ---------
          Total current liabilities                  3,429          3,869
                                                 ---------      ---------
Stockholders' equity:
     Common stock                                       82             81
     Additional paid-in capital                     44,014         43,955
     Accumulated translation adjustment                  4            (10)
     Accumulated deficit                            (9,809)        (6,099)
                                                 ---------      ---------
          Total stockholders' equity                34,291         37,927
                                                 ---------      ---------
                                                 $  37,720      $  41,796
                                                 =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                      Three months ended      Six months ended
                                         September 30,          September 30,
                                      1997          1996      1997        1996
                                          (unaudited)            (unaudited)
--------------------------------------------------------------------------------
Revenue
     Software licenses                $   779    $ 1,220      $ 1,506   $ 3,781
     Maintenance and services           1,136      1,074        2,208     1,983
                                      -------    -------      -------   -------
         Total revenue                  1,915      2,294        3,714     5,764

Cost of revenue
     Cost of software licenses             39         75          105       145
     Cost of maintenance and services     711        528        1,481     1,011
                                      -------    -------      -------   -------
         Total cost of revenue            750        603        1,586     1,156

Gross profit                            1,165      1,691        2,128     4,608

Operating expenses
     Selling and marketing              1,306      1,531        2,906     2,846
     Research and development           1,333      1,122        2,687     2,067
     General and administrative           531        338          939       572
                                      -------    -------      -------   -------
         Total operating expenses       3,170      2,991        6,532     5,485
                                      -------    -------      -------   -------

Loss from operations                   (2,005)    (1,300)      (4,404)     (877)

Interest income, net                      298        471          744       968
                                      -------    -------      -------   -------

Income (loss) before income taxes      (1,707)      (829)      (3,660)       91

Provision for income taxes                 20         -            50        40
                                      -------    -------      -------   -------
Net income (loss)                     $(1,727)   $  (829)     $(3,710)  $    51
                                      =======    =======      =======   =======

Net income (loss) per share           $ (0.21)   $ (0.10)     $ (0.45)  $  0.01
                                      =======    =======      =======   =======

Weighted average number of common
  and common equivalent shares
  outstanding                           8,218      7,965        8,173     9,129
                                      =======    =======      =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                    Six months ended September
                                                                30,
                                                        1997         1996
                                                            (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                              $ (3,710)      $     51
     Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
     Depreciation and amortization                       340            122
     Provision for doubtful accounts                      20             -
     Changes in operating assets and liabilities:
         Accounts receivable                           1,067            187
         Prepaid expenses and other current assets      (231)          (264)
         Other assets                                     -             (11)
         Accounts payable                               (206)          (451)
         Accrued expenses                                256            247
         Accrued royalties                               (96)           184
         Deferred revenue                               (385)          (257)
                                                    --------       --------
         Net cash used in operating activities        (2,945)          (192)


Cash flows from investing activities:
         Purchases of property and equipment            (377)          (480)

Cash flows from financing activities:
         Proceeds from issuance of common stock           60              2
         Proceeds from collection of
          officers' notes                                 -               7
         Payments of capital lease obligations            (9)          (110)
                                                    --------       --------
         Net provided by (cash used) in
          financing activities                            51           (101)

Effect of exchange rate changes on cash                   14            (10)
                                                    --------       --------
Net decrease in cash and cash equivalents             (3,257)          (783)

Cash and cash equivalents, beginning of period        37,951         40,959

                                                    --------       --------
Cash and cash equivalents, end of period            $ 34,694       $ 40,176
                                                    ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                  Notes to Consolidated Financial Statements


1. NATURE OF BUSINESS

   Workgroup Technology Corporation (the "Company"), incorporated May 11, 1992, provides client server software solutions which facilitate the management of product information and work processes. The Company's product data management software, CMS, is used by customers to enhance the management of the product lifecycle by improving design and development processes and the transfer of design information to manufacturing, reducing time to market, and providing more accurate and timely market feedback. CMS ensures the capture, integrity and efficient, controlled distribution of critical product and process information. CMS can manage many types of electronic data including CAD models, bills of material, word processing, spreadsheet, voice, video and multimedia files.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1997, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of software products and fees for professional services and software maintenance. Revenue for the three and six month periods ended September 30, 1997 decreased 16.5% and 35.6%, respectively, to $1,915,000 and $3,714,000 from $2,294,000 and
$5,764,000 in the comparable periods of fiscal 1997.

Software license revenue for the three and six month periods ended September 30, 1997 decreased 36.1% and 60.2%, respectively, to $779,000 and $1,506,000 from
$1,220,000 and $3,781,000 in the comparable periods of fiscal 1997. This revenue decrease resulted primarily from a delay in the release of the Company's new CMS 7 Series product, less demand for the CMS 6 Series product and turnover in the sales organization.

Maintenance and services revenue for the three and six month periods ended September 30, 1997 increased 5.8% and 11.3%, respectively, to $1,136,000 and $2,208,000 from $1,074,000 and $1,983,000 in the comparable periods of fiscal 1997. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the second quarter of fiscal 1998 was $740,000 or 95.0% of software license revenue versus $1,145,000 or 93.9% of software license revenue in the second quarter of fiscal 1997. For the six months ended September 30, 1997, gross profit from software license revenue was $1,401,000 or 93.0% of software license revenue compared with $3,636,000 or 96.2% for the same period of fiscal 1997. These changes result primarily from lower software revenue in fiscal 1998 as well as the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue decreased to $425,000 or 37.4% of maintenance and services revenue in the second quarter of fiscal 1998 from $546,000 or 50.8% of maintenance and service revenue in the second quarter of fiscal 1997. For the six months ended September 30, 1997, gross profit on the maintenance and services revenue decreased to 32.9% from 49.0% of the associated revenue in the comparable period of fiscal 1997. This decrease is due to costs associated with hiring and training additional staff in the customer support and professional services organizations as well as a greater utilization of outside contractors in the professional services organization.

Selling and Marketing. Selling and marketing expenses decreased 14.7% to $1,306,000 in the second quarter of fiscal 1998 from $1,531,000 in the same period of fiscal 1997. This decrease results primarily from a decrease in the number of employees in the selling and marketing organizations. For the six month period, selling and marketing expenses increased slightly to $2,906,000 in fiscal 1998 from $2,846,000 in fiscal 1997. As a result of lower revenue, selling and marketing expenses as a percentage of revenue increased to 68.2% and 78.2% in the three and six months of fiscal 1998 from 66.7% and 49.4% in the same periods of fiscal 1997.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Research and Development. Research and development expenses increased 18.8% and 30.0% for the three and six month periods ended September 30, 1997 to $1,333,000 and $2,687,000 from $1,122,000 and $2,067,000, respectively for the same periods of fiscal 1997. The increases in fiscal 1998 resulted primarily from the employment of additional staff to develop and enhance the Company's products as well as severance and other costs associated with a management change in the first quarter of fiscal 1998. As a result of these increases and lower revenue, research and development expenses as a percentage of revenue increased to 69.6% and 72.3% in the three and six months of fiscal 1998 from 48.9% and 35.9% in the same periods of fiscal 1997.

General and Administrative. In the three and six month periods of fiscal 1998, general and administrative expenses increased 57.1% and 64.2%, respectively, to $531,000 and $939,000 from $338,000 and $572,000 in the same periods of fiscal 1997. These increases resulted primarily from an increase in personnel costs and expenses associated with the termination and recruiting of some management positions in fiscal 1998. As a result of these increases and lower revenue, general and administrative expenses as a percentage of revenue increased to 27.7% and 25.3% for the three and six month periods of fiscal 1998 from 14.7% and 9.9% for each of the same periods of the previous fiscal year.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. As a result of a decrease in the cash and cash equivalent balances, interest income for the period decreased $173,000 or 36.7% and $224,000 or 23.1% for the three and six month periods ended September 30, 1997 from the same periods in fiscal 1997.

Provision for Income Taxes. For the six months ended September 30, 1997, the provision for income taxes increased to $50,000 from $40,000 for the same period of fiscal 1997. The provision for taxes results primarily from taxable income in the Company's foreign subsidiaries as well as estimated state taxes.


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents at September 30, 1997 decreased $3,257,000 to $34,694,000 from $37,951,000 at March 31, 1997. This decrease resulted primarily from the Company's net loss during the six month period ended September 30, 1997. Working capital decreased $3,673,000 to $32,882,000 at September 30, 1997 from $36,555,000 at fiscal year end.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         On July 31, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to elect one Class II director to serve for a three-year term or until his or her successor is elected and qualified and one Class III director to serve for a one-year term or until his or her successor is elected and qualified. The term of director James M. Carney continued after the meeting. The Board of Directors nominated and recommended that Mr. Stephen J. Gaal, who is currently a director, be elected a Class II director and that Mr. Ernest C. Parizeau, who is currently a director, be elected a Class III director. The proposal was approved by the Stockholders. Holders of 6,983,232 shares of common stock voted for the proposal. Holders of 47,484 shares abstained and there were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             11.1   Statement re: computation of per share earnings

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended
              September 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WORKGROUP TECHNOLOGY CORPORATION
                                          Registrant



Date:  November 12, 1997                  /s/ James M. Carney
       -----------------                  -------------------
                                          James M. Carney
                                          Chief Executive Officer and Chairman



Date:  November 12, 1997                  /s/ John P. McDonough
       -----------------                  ---------------------
                                          John P. McDonough
                                          President, Chief Operating Officer,
                                          and Secretary


Date:  November 12, 1997                  /s/ Diane M. Marcou
       -----------------                  -------------------
                                          Diane M. Marcou
                                          Vice President- Finance &
                                          Administration and Treasurer