Form 10-Q
period 1997-12-31
WORKGROUP TECHNOLOGY CORP
filed 1998-02-13
CIK 1007021

 ==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q


  [X]Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarter ended December 31, 1997
                                                  OR
  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ___________ to
     ___________


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


      Registrant's telephone number, including area code: (781) 674-2000

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No
                                            -----     -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at February 6, 1997
 ------------------------------            -------------------------------
 Common Stock, $.01 par value              8,302,131

 =============================================================================

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index

                                                                           Page(s)
                                                                           -------
 Part I. Financial Information:
            Item 1.

                    Condensed Consolidated Balance Sheets
                        at December 31, 1997 and March 31, 1997              2

                    Consolidated Statements of Operations for the
                        three and nine month periods ended
                        December 31, 1997 and 1996                           3

                    Consolidated Statements of Cash Flows for the
                        nine month periods ended
                        December 31, 1997 and 1996                           4

                    Notes to Consolidated Financial
                        Statements                                          5-6


            Item 2. Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                           7-9


Part II. Other Information:

            Item 1. Legal Proceedings                                        10

            Item 6. Exhibits and Reports on Form 8-K                         10


Signatures                                                                   11

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                      December 31,    March 31,
                                                          1997         1997
                                                              (unaudited)
Assets
--------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                           $ 32,620       $ 37,951
    Accounts receivable, net                               2,093          2,179
    Prepaid expenses and other current assets                332            294
                                                        --------       --------
         Total current assets                             35,045         40,424
                                                        --------       --------

Property and equipment, net                                1,619          1,339
Other assets                                                  32             33
                                                        ========       ========
                                                        $ 36,696       $ 41,796
                                                        ========       ========


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                    $    372       $    660
    Accrued expenses                                       1,741          1,415
    Deferred revenue                                       1,980          1,794
                                                        --------       --------
         Total current liabilities                         4,093          3,869
                                                        --------       --------

Stockholders' equity:
    Common stock                                              83             81
    Additional paid-in capital                            44,065         43,955
    Accumulated translation adjustment                        (9)           (10)
    Accumulated deficit                                  (11,536)        (6,099)
                                                        --------       --------
         Total stockholders' equity                       32,603         37,927
                                                        --------       --------
                                                        $ 36,696       $ 41,796
                                                        ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                 Three months ended                Nine months ended
                                                    December 31,                      December 31,
                                               1997            1996              1997            1996
                                                    (unaudited)                       (unaudited)
-----------------------------------------------------------------------------------------------------
Revenue
      Software licenses                       $   842         $ 1,419         $ 2,348         $ 5,200
      Maintenance and services                  1,055             954           3,263           2,938
                                            ---------       ---------       ---------       ---------
           Total revenue                        1,897           2,373           5,611           8,138

Cost of revenue
      Cost of software licenses                    57              91             162             236
      Cost of maintenance and services            623             541           2,104           1,552
                                            ---------       ---------       ---------       ---------
           Total cost of revenue                  680             632           2,266           1,788

Gross profit                                    1,217           1,741           3,345           6,350

Operating expenses
      Selling and marketing                     1,519           1,643           4,425           4,489
      Research and development                  1,408           1,218           4,095           3,285
      General and administrative                  503             525           1,442           1,097
                                            ---------       ---------       ---------       ---------
           Total operating expenses             3,430           3,386           9,962           8,871
                                            ---------       ---------       ---------       ---------

Loss from operations                           (2,213)         (1,645)         (6,617)         (2,521)

Interest income, net                              506             489           1,250           1,457
                                            ---------       ---------       ---------       ---------

Loss before income taxes                       (1,707)         (1,156)         (5,367)         (1,064)

Provision for income taxes                         20            --                70              40
                                            ---------       ---------       ---------       ---------

Net loss                                      $(1,727)        $(1,156)        $(5,437)        $(1,104)
                                            =========       =========       =========       =========


Basic and diluted net loss per share          $ (0.21)        $ (0.14)        $ (0.66)        $ (0.14)
                                            =========       =========       =========       =========

Basic and diluted shares outstanding            8,266           8,015           8,200           7,971
                                            =========       =========       =========       =========




The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                      Nine months ended December 31,
                                                                          1997              1996
                                                                               (unaudited)
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                            $ (5,437)        $ (1,104)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
         Depreciation and amortization                                         546              424
         Provision for doubtful accounts                                        50               -
         Equity compensation                                                     -              156
         Changes in operating assets and liabilities:
           Accounts receivable                                                  36               (6)
           Prepaid expenses and other current assets                           (38)            (219)
           Other assets                                                          1               15
           Accounts payable                                                   (288)            (322)
           Accrued expenses                                                    338              410
           Deferred revenue                                                    186             (225)

                                                                        ------------    ------------
           Net cash used in operating activities                            (4,606)            (871)

Cash flows from investing activities:
           Purchases of property and equipment                                (826)          (1,015)

Cash flows from financing activities:
           Proceeds from issuance of common stock                              112               10
           Proceeds from collection of officers' notes                          -                 7
           Payments of capital lease obligations                               (12)            (311)

                                                                        ------------    ------------
           Net cash provided by (used in) financing activities                 100             (294)

Effect of exchange rate changes on cash                                          1              (11)

                                                                        ------------    ------------
Net decrease in cash and cash equivalents                                   (5,331)          (2,191)

Cash and cash equivalents, beginning of period                              37,951           40,959

                                                                        ------------    ------------
Cash and cash equivalents, end of period                                  $ 32,620         $ 38,768
                                                                        ============    ============



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



2.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1997, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


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

                       WORKGROUP TECHNOLOGY CORPORATION
             Notes to Consolidated Financial Statements, Continued


3.   Net Loss Per Share

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the quarter ended December 31, 1997 and all historical net income (loss) per share data presented has been restated to conform to the provisions of this statement. SFAS No. 128 requires the disclosure of basic and diluted earnings per share.

     The Company's basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and diluted net loss per share is based on the same computation but includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares were antidilutive for the periods ended December 31, 1997 and 1996 and therefore the basic and diluted net loss per share were the same.

     Options to purchase shares of the Company's common stock of 1,770,055 and 1,278,622 for the periods ended December 31, 1997 and 1996 were outstanding during the respective periods but were not included in the computation of diluted earnings per share because they were antidilutive.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of software products and fees for professional services and software maintenance. Revenue for the three and nine month periods ended December 31, 1997 decreased 20.1% and 31.1%, respectively, to $1,897,000 and $5,611,000 from $2,373,000 and
$8,138,000 in the comparable periods of fiscal 1997.

Software license revenue for the three and nine month periods ended December 31, 1997 decreased 40.7% and 54.8%, respectively, to $842,000 and $2,348,000 from
$1,419,000 and $5,200,000 in the comparable periods of fiscal 1997. This revenue decrease resulted primarily from lower demand for the CMS 6 Series product as well as a delay in the release of the Company's new CMS 7 Series product.

Maintenance and services revenue for the three and nine month periods ended December 31, 1997 increased 10.6% and 11.1%, respectively, to $1,055,000 and $3,263,000 from $954,000 and $2,938,000 in the comparable periods of fiscal 1997. This increase resulted primarily from higher maintenance revenue as a result of an increase in the maintenance base.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the third quarter of fiscal 1998 was $785,000 or 93.2% of software license revenue versus $1,328,000 or 93.6% of software license revenue in the third quarter of fiscal 1997. For the nine months ended December 31, 1997, gross profit from software license revenue was $2,186,000 or 93.1% of software license revenue compared with $4,964,000 or 95.5% for the same period of fiscal 1997. These decreases resulted primarily from lower software revenue in fiscal 1998 as well as the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue was $432,000 or 40.9% of maintenance and services revenue in the third quarter of fiscal 1998 versus $413,000 or 43.3% of maintenance and service revenue in the third quarter of fiscal 1997. For the nine months ended December 31, 1997, gross profit on the maintenance and services revenue decreased to $1,159,000 or 35.5% from $1,386,000 or 47.2% of the associated revenue in the comparable period of fiscal 1997. This decrease in gross profit is due to costs associated with hiring and training additional staff in the customer support and professional services organizations as well as a greater utilization of outside contractors in the professional services organization.

Selling and Marketing. Selling and marketing expenses decreased 7.5% to $1,519,000 in the third quarter of fiscal 1998 from $1,643,000 in the same period of fiscal 1997. For the nine month period, selling and marketing expenses decreased slightly to $4,425,000 in fiscal 1998 from $4,489,000 in fiscal 1997. These decreases resulted primarily from a decrease in the number of employees in the selling and marketing organizations. As a result of lower revenue, selling and marketing expenses as a percentage of revenue increased to 80.1% and 78.9% in the three and nine months of fiscal 1998 from 69.2% and 55.2% in the same periods of fiscal 1997.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Research and Development. Research and development expenses increased 15.6% and 24.7% for the three and nine month periods ended December 31, 1997 to $1,408,000 and $4,095,000 from $1,218,000 and $3,285,000, respectively for the same periods of fiscal 1997. The increases in fiscal 1998 resulted primarily from the employment of additional staff and external contractors to develop and enhance the Company's products as well as severance and other costs associated with a management change in the first quarter of fiscal 1998. As a result of these increases and lower revenue, research and development expenses as a percentage of revenue increased to 74.2% and 73.0% in the three and nine months of fiscal 1998 from 51.3% and 40.4% in the same periods of fiscal 1997.

General and Administrative. General and administrative expenses decreased 4.2% to $503,000 in the third quarter of fiscal 1998 from $525,000 in the same period of fiscal 1997. As a result of lower revenue, general and administrative expenses as a percentage of revenue increased to 26.5% in the third quarter of fiscal 1998 from 22.1% in the same period of fiscal 1997. For the nine month period, general and administrative expenses increased 31.4% to $1,442,000 in fiscal 1998 from $1,097,000 in fiscal 1997. This increase resulted primarily from an increase in personnel costs and expenses associated with the termination and recruiting of several management positions in fiscal 1998. As a result of this increase and lower revenue, general and administrative expenses as a percentage of revenue increased to 25.7% for the nine month period of fiscal 1998 from 13.5% for the same period of the previous fiscal year.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. As a result of higher interest rates on investments, interest income for the three month period increased slightly to $506,000 in fiscal 1998 from $489,000 in fiscal 1997. Interest income for the nine month period decreased $207,000 or 14.2% as a result of a decrease in the cash and cash equivalent balances.

Provision for Income Taxes. For the nine months ended December 31, 1997, the provision for income taxes was $70,000 compared to $40,000 for the same period of fiscal 1997. The provision for taxes results primarily from taxable income in the Company's foreign subsidiaries as well as estimated state taxes.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and equivalents at December 31, 1997 decreased $5,331,000 to $32,620,000 from $37,951,000 at March 31, 1997. This decrease resulted primarily from the Company's net loss during the nine month period ended December 31, 1997. Working capital decreased $5,603,000 to $30,952,000 at December 31, 1997 from $36,555,000 at fiscal year end.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

                 None

           (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  February 12, 1998          /s/ James M. Carney
      -------------------         -------------------------------------
                                  James M. Carney
                                  Chief Executive Officer and Chairman



Date:  February 12, 1998          /s/ John P. McDonough
      ------------------          -------------------------------------
                                  John P. McDonough
                                  President, Chief Operating Officer,
                                  and Secretary


Date:  February 12, 1998          /s/ Diane M. Marcou
      ------------------          -------------------------------------
                                  Diane M. Marcou
                                  Vice President- Finance & Administration
                                  and Treasurer