Form 10-K
period 1998-03-31
WORKGROUP TECHNOLOGY CORP
filed 1998-06-29
CIK 1007021

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                 _____________________________________________

                                   FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED:  MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM __________  TO __________

                       COMMISSION FILE NUMBER:  0-27798
                       ---------------------------------
                       WORKGROUP TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)


              DELAWARE                                        04-3153644
  ---------------------------------                        ----------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

    91 HARTWELL AVE., LEXINGTON, MA                              02421
 -------------------------------------                       --------------
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


 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 15, 1998 (based on the closing price as quoted by Nasdaq National Market as of such date) was $22,600,000.

 As of June 15, 1998, 8,371,947 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 31, 1998 are incorporated by reference into Part III hereof.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Founded in 1992, Workgroup Technology Corporation ("WTC" or the "Company") designs, develops, markets and supports WTC SolutionCenterTM, a family of products and services that facilitates the management of product information and work processes performed by multi-functional, enterprise product development organizations. CMS, a product within the WTC SolutionCenter, provides organizations with production-proven, enterprise Product Data Management ("PDM") solutions. WTC OpCenterTM, which the Company expects to release during fiscal year 1999, provides real-time program management solutions for product development. WTC ServiceCenterTM is a line of professional service offerings providing consulting, training and technical support services to customers.

   The Company was incorporated in the State of Delaware in May 1992. The Company's principal executive offices are located at 91 Hartwell Avenue, Lexington, Massachusetts 02421, and its telephone number is (781) 674-2000. References herein to "WTC" and "the Company" include Workgroup Technology Corporation and its wholly owned subsidiary, Workgroup Technology GmbH.

   From time to time, information provided by the Company or statements made by its employees, including statements made herein, may contain "forward looking" information which involve risks and uncertainties. In particular, the statements set forth under the heading "WTC's Strategy" below regarding the Company's objectives to expand its technological leadership and product offerings, enter a new market and broaden distribution and market awareness are "forward looking" statements and are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company's actual results may vary significantly from those stated in any forward looking statements. Important information about the factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed in "Certain Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations included in this Form 10K.

INDUSTRY BACKGROUND

   Intense competitive pressures are pressing companies to shorten development time-to-market, improve the predictability of product development programs and reduce total product cost. At the same time, the globalization of markets and competition demands consistent product quality with an ability to tailor product features to suit local and regional market conditions. These pressures are causing companies to reengineer their approach to the management of the product lifecycle - the conceptual design, engineering, production, marketing, support and service, and retirement of their products.

   Managing the product lifecycle imposes significant demands on information systems. Companies must be able to manage product information within global organizations and distribute this information to support decision making in remote locations and across functional areas. Increasingly, product information is created and stored electronically by a wide range of disparate applications and systems such as Computer Aided Design ("CAD") systems; Electronic Design Automation ("EDA") systems; word processing, document management and spreadsheet applications; enterprise manufacturing resource planning ("MRP") systems; and various project management tools.

   The pressures on product development are driving growth in the PDM market as companies are pressed to implement PDM and program management solutions to manage, track and alleviate the increasing complexity of products and product data with the ultimate goal of shortening and improving the predictability of product development cycles. WTC has a proven track record for developing and implementing software solutions that meet the needs of product development organizations for developing, using, maintaining and modifying product data and associated change processes while offering access to current information at all stages of product development.


WTC SOLUTIONCENTER PRODUCTS

   WTC SolutionCenter is a family of products and services that facilitates the management of product information and work processes performed by multi-functional, enterprise product development organizations. CMS, a product within the WTC SolutionCenter, provides organizations with production-proven, enterprise Product Data Management ("PDM") solutions. WTC OpCenter, which the Company expects to release during fiscal year 1999, provides real-time program management solutions for product development. WTC ServiceCenter is a line of professional service offerings providing consulting, training and technical support services to customers.

   CMS is a family of client/server software products designed to automate and accelerate the creation, capture, modification, control and reuse of product and process information. CMS currently provides thousands of end-users with production proven solutions and important benefits, including:

     Quick Adaptability: The highest hurdle companies must overcome when instituting a PDM system is lengthy implementation and deployment time. CMS is a flexible, modular system and can be used immediately with minimal programming or customization. As a result, CMS can be managed without an overwhelming burden on programmers and administrators, significantly reducing the ongoing cost of ownership.

     Total Functionality: CMS processes, stores and retrieves all electronic data including design models, bills of material, spreadsheets, voice, video and multimedia files regardless of their location on the network. Additionally, CMS provides the ability to mark up and revise proposed changes throughout the entire design and production process.

     Complete Scalability: CMS is easy to use and can efficiently scale from small initial installations to worldwide systems. CMS is engineered for use in a single department with a limited number of users or in a large multi-site, extended enterprise of thousands of concurrent users. Utilizing Internet technology, CMS accommodates evolving PDM needs for both small companies and global enterprises.

     Effective Integration: Through its open architecture and API module, CMS can be integrated with various information systems, tools and industry products. WTC also provides integrations to industry standard tools such as Parametric Technology Corporation's ("PTC") Pro/ENGINEER, Mentor Graphics, Informative Graphics' Myriad and Engineering Animation, Inc.'s ("EAI") PreVIEW.

     Rapid and Accurate Information: Leveraging the capabilities of the Internet and corporate intranets, WTC products rapidly disseminate the most current product information worldwide throughout extended enterprise networks and across functional areas.

   The CMS product solution is packaged as a suite of modules. When combined, the modules form an integrated solution, based upon a unified software architecture foundation that provides a consistent user interface and common data management structure. CMS modules may be deployed in any combination to meet the specific needs of a customer. The following modules comprise the CMS product family:

   CMS
   ---
   The core of the CMS product family, CMS provides comprehensive document and release management, including vault management, version control, security, administration and reporting. CMS manages documents, data and information such as CAD models, bills of materials, technical specifications and regulatory documents.

   CMS Workflow/TM/
   --------------
   CMS Workflow is a flexible process management application that allows companies to model the business process for CMS managed information. Work requests are routed to the appropriate individuals and groups, together with the information needed to perform the work. CMS ensures that all assigned personnel are given the correct task to complete. CMS team members have access to the status of all active workflows, as well as the statistics for completed workflows.

   CMS Replication Server/TM/
   ------------------------
   When a customer needs to support an enterprise or an extended enterprise distributed over wide-area networks ("WAN"), the CMS Replication Server supports distribution to multiple sites worldwide. CMS Replication Server distributes read-only copies of files to user-defined replication vaults that can exist anywhere on the WAN. The CMS Replication Server reduces network traffic and response time for the distributed teams, particularly for those sharing work on large design projects.

   WTC WebLink/TM/
   -------------
   WTC WebLink is an easy-to-use toolkit for producing customer-specific CMS Web clients. With WTC WebLink, users can create clients tailored specifically to the needs of particular users or groups of users. This is an ideal solution for information consumers who are not familiar with CMS. Simplified clients can be created which mask the complexity of the underlying data management system. Because these clients utilize familiar browser interfaces, user training is minimal and usage is encouraged. WTC WebLink enables organizations to replace inefficient paper-based systems for distributing product development information from the engineering department to other areas of the company where most PDM consumers reside.

   CMS Integrator for Pro/ENGINEER/TM/
   ---------------------------------
   CMS Integrator for Pro/ENGINEER is a tight integration with PTC's Pro/ENGINEER family of mechanical design and analysis tools. This integration supports the management of all Pro/ENGINEER configurations and automatically extracts and maintains the relationships and attributes which define the Pro/ENGINEER design. By leveraging CMS release management, the Pro/ENGINEER design team is able to easily build and retrieve configurations throughout the product lifecycle.

   CMS Integrator for Mentor Graphics/TM/
   ------------------------------------
   CMS Integrator for Mentor Graphics represents the first fully integrated data management solution for the Mentor Graphics design environment, giving Mentor Graphics users the power to build and maintain configurations based on the Mentor Graphics Design Architect and BoardStation data models. CMS Integrator for Mentor Graphics shortens cycle time by automatically providing access to managed design data by all team members at any design milestone.
   It maintains secure configuration control over the electronic information throughout the enterprise allowing for increased reuse of design information and eliminating non-value added engineering activity.

   CMS Integrator for PreVIEW/TM/
   ----------------------------
   CMS Integrator for Myriad/TM/
   ---------------------------
   CMS Integrator for PreVIEW integrates CMS with EAI's PreVIEW and CMS Integrator for Myriad integrates CMS with Informative Graphics' Myriad. Both integrations provide wholly electronic management of documents, including a paperless review process, which allow users view, mark up and print files on-line. Project managers and reviewers can easily suggest product design changes, confident that those changes will be rapidly and accurately communicated to people responsible for source documentation. CMS Integrator for PreVIEW and CMS Integrator for Myriad automatically launch and support all functions of PreVIEW and Myriad, respectively, including markup and watermarking.

   CMS API/TM/
   ---------
   Through its API module, CMS can be integrated to various information systems and tools, for example, CAD/CAM, MRP/ERP, document management, workflow and even other PDM systems. WTC provides integrations to many standard industry products, such as PTC's Pro/ENGINEER, Mentor Graphics' products, Informative Graphics' Myriad and EAI's PreVIEW. CMS API is a programmatic interface that enables the building of applications that perform site-specific operations, as well as the automation and streamlining of repetitive tasks.

   CMS is a three-tier client/server architecture designed to maximize system and network performance and flexibility. It involves the client services layer, the application server layer and the data storage layer.

   Client Services Layer provides the programmatic interface, client applications, and third-party application integrations to CMS on the user's platform of choice. The CMS programmatic interfaces are optimized for high speed access and provide communication to the CMS application and vault servers. There are three primary types of access to the CMS application server from the CMS client: (1) the standard CMS client interface; (2) customer-specific Web clients created with WTC WebLink; and (3) tool integrations such as Pro/ENGINEER or Mentor Graphics.

   Application Server Layer maintains the business logic and rules which govern the use of CMS. The application servers process the information request structured at the CMS client desktop, while coordinating the communication with the CMS vault servers and metadata servers. Any CMS installation can have multiple CMS application servers.

   Data Storage Layer consists of files and metadata. The files are stored in controlled vault servers, which can be flexibly located throughout the enterprise. The metadata information is stored in the Oracle database server which also keeps track of the vault server locations and status.

WTC SERVICECENTER

   WTC ServiceCenter is a complete line of technical support, consulting and training offerings. These services are an important component of the total solution the Company seeks to provide to its customers.

   System-level training is provided to customers' system administrators and database administrators to prepare them for successful implementation of CMS. Implementation services are offered to those customers who request assistance in installing software, designing databases, organizing data and developing workflow processes. The Company also provides software maintenance which includes central call center support, technical updates and maintenance releases of products.

WTC'S STRATEGY

   WTC's goal is to establish itself as a leader in the PDM market and to establish itself as the leader in a new, but complementary, market segment that the Company calls Knowledge-based Program Management. The Company intends to achieve this goal by providing customers with pragmatic solutions that can be brought into production quickly to meet customer's business needs and are adaptable to meet the ever-changing business requirements of product development organizations. To achieve this goal, the Company has established a three-tiered strategy:

   Enhance State-of-the-Art PDM Technology Product Offerings. The Company believes that it has certain core competencies that can be leveraged in the PDM market. In line with this strategy, the Company has further enhanced the functionality of its core client/server technology with upgraded product releases, additional applications and related products developed both internally and in conjunction with leading technology partners. During fiscal 1998, the Company released CMS versions 6.4 and 6.5, WTC WebLink and CMS Integrator for PreVIEW. The Company plans to continue to build upon its technological base by adding new modules, features, functionality and integrations to its CMS family of products. During fiscal 1999, the Company plans to introduce a major new release of the CMS product at which time the name of the product will be changed to WTC ProductCenter 7.0.


   Leverage Core PDM Expertise in a New Industry. Building upon its core competency in providing PDM solutions, WTC is entering a dynamic new market which the Company calls Knowledge-based Program Management. The Company believes that this new market has the potential to grow significantly due to the competitive pressures companies are faced to reduce time-to-market and improve product development predictability. Unlike traditional PDM which focuses on the management of "hard data," such as CAD files or documentation, Knowledge-based Program Management provides for the management of "soft data," such as complex project processes, human resources utilization or best practices, which are increasingly critical to product development success. WTC's Knowledge-based Program Management solution, WTC OpCenter, is designed to improve time to market by providing people across geographic locations and functional divisions with real-time visibility into project status. WTC OpCenter is scheduled for release in fiscal 1999.

   Broaden Distribution Channels and Market Awareness. An important component of the Company's future success will be the ability to complement its product development activities with a strong sales and marketing effort. The Company intends to increase the distribution of its products through the development of additional strategic relationships with resellers, systems integrators and consulting firms and through the expansion of its direct sales force. The Company also plans to continue to build market awareness of its products through increased marketing and public relations activities.

CUSTOMERS

   WTC solutions are used by thousands of individuals at more than 500 customers worldwide and have been implemented across a range of industries including telecommunications, medical products, aerospace and defense. WTC customers include leading corporations such as 3Com Corporation; ADC Telecommunications, Inc.; AlliedSignal; DSC Communications; Eaton Corporation; Fujitsu Network Communications; General Electric Company; Moen Incorporated; Siemens Energy & Automation, Inc.; Tektronix; United States Surgical Corporation and Whirlpool Corporation.

SALES AND MARKETING

   The Company has implemented a multi-channel sales strategy including direct sales, Value-Added Resellers ("VARs") and OEM partners to efficiently address the global market for its products.

   The Company has established a direct sales organization in the United States to sell to new customers as well as to expand installations within its existing customer base. The Company provides installation and post-sale consulting services to facilitate customer implementations and to build long-term customer relationships. As of March 31, 1998, the Company's sales and marketing organization consisted of 26 people located in the Company's headquarters in Lexington, Massachusetts and in locations throughout the United States and Europe. The Company does not believe that its revenue is materially impacted by seasonality.

   The Company utilizes VARs in North America and Europe to complement its direct sales force. These VARs have vertical market expertise and focus their efforts on selling CMS within those markets to new customers as well as to their own installed base. To avoid channel conflict, generally, direct sales personnel are compensated both on their performance and that of the VARs in their territory. As of March 31, 1998, the Company had eight VARs located throughout North America and Europe.

   The Company utilizes OEM relationships to complement its direct sales and VAR channels. The Company has an OEM partnership with Mentor Graphics Corporation. In addition, the Company has two OEM partners in the Far East, Zuken, Inc. and Hitachi, Ltd. Zuken is one of Japan's largest independent software suppliers, focused on the ECAD marketplace. OEM partners provide vertical market expertise and sell to customers generally not targeted by or geographically accessible to the Company's direct sales force.

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

CUSTOMER SUPPORT AND CONSULTING

   The Company's customers utilize CMS in mission-critical applications on which the success of the organization may depend. Therefore, a high level of customer service, training and technical support is critical. The Company's customer support organization provides support through telephone, electronic mail and fax communications. As of March 31, 1998, the Company's customer support and consulting organization consisted of 25 people. OEMs and some of the Company's VARs offer first-level customer support to their end-user customers and rely on the Company for any additional required support. Additionally, the Company provides consulting services to those customers seeking assistance in the implementation, use and expansion of the Company's products.

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

   As of March 31, 1998, the Company's product development staff consisted of 45 employees. The Company's total expense for research and development in fiscal 1996, 1997 and 1998 was $3.0 million, $4.6 million and $5.7 million, respectively.

COMPETITION

   The PDM market is intensely competitive and is subject to rapid change. The Company's competitors offer a variety of products and services to address this market. No company is currently the dominant leader in the PDM market. However, the Company currently encounters direct competition for its CMS family of products from a number of public and privately-held companies. In addition, the possible entrance of new competitors may intensify competition in the PDM market. Vendors of Relational Database Management Systems and enterprise MRP systems, among others, may compete with the Company in the future. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

         The Company believes that the principal competitive factors affecting its market include product features and functionality, such as flexibility, scalability, ease of integration, ease of implementation, ease of use, quality, and performance; price and total cost of ownership; customer service and support; company reputation and financial viability; and effectiveness of sales and marketing efforts. There can be no assurance that the Company will be able to maintain a competitive position against current and potential competitors.

         The Company will be entering a new market with it's WTC OpCenter product, which is expected to be released in fiscal 1999. Although the Company expects this new market to grow significantly, there can be no assurance that the market will grow or that WTC OpCenter will be broadly accepted in this market. Also there can be no assurance that the Company will be able to compete effectively against other potential competitors in this market.

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

         Workgroup Technology Corporation, Workgroup, WTC, the Company's logo, CMS, CMS Workflow, CMS Replication Server, CMS Integrator for Pro/ENGINEER, CMS Integrator for Mentor Graphics, CMS Integrator for PreVIEW, CMS API, WTC WebLink, WTC SolutionCenter, WTC ServiceCenter and WTC OpCenter are trademarks of the Company. All other trademarks and trade names referred to in this report are the property of their respective owners.

EMPLOYEES

         As of March 31, 1998, the Company employed 113 persons, including 45 product development personnel, 26 sales personnel, 25 customer support, training and consulting personnel, 11 finance and administration personnel and 6 marketing personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

         The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain a significant number of additional qualified personnel, including sales, product development and operations staff. Competition for qualified personnel in the Company's industry is intense, and many of the companies with which the Company competes for qualified personnel have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to become more intense as competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel or any material failure to recruit, retain and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company.


ITEM 2.    PROPERTIES

         The Company's headquarters are located in approximately 29,000 square feet of office space in Lexington, Massachusetts. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in September 2001. The Company also leases office space for regional offices in Chicago, Illinois and San Mateo, California to support its field sales and support operations. The Company believes that its existing facilities are adequate for its current needs and that, if necessary, additional facilities are available for lease to meet future needs.


ITEM 3.    LEGAL PROCEEDINGS

         The Company is not a party to any litigation that it believes would have a material impact on its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended March 31, 1998, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

   The Company's Common Stock trades on the Nasdaq National Market under the symbol "WKGP". On June 15, 1998, the closing price of the Company's Common Stock was $3.50 per share. As of June 15, 1998, there were approximately 115 holders of record of the Company's Common Stock and at least 1,500 beneficial holders, based on information obtained from the Company's transfer agent.

   The following table sets forth quarterly high and low prices of the Common Stock for the indicated fiscal periods:

                               1998                    1997
                         High         Low         High       Low
                         ----         ---         ----       ---
First Quarter           $5.25        $3.75       $30.75    $21.50
Second Quarter           4.81         3.69        25.00      5.13
Third Quarter            4.75         3.13         7.13      5.00
Fourth Quarter           4.38         3.63         7.25      3.94


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


                                                                          FISCAL YEAR ENDED MARCH 31,
                                                      1998          1997            1996             1995              1994
                                                  ------------  ------------      --------         --------          --------
                                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue                                              $ 7,638       $10,439          $10,477          $ 4,616           $ 2,531
Gross profit                                           4,465         7,969            8,794            3,404             1,836
Operating expenses                                    14,248        12,255            7,405            4,692             3,599
Income (loss) from operations                         (9,783)       (4,286)           1,389           (1,289)           (1,763)
Net income (loss)                                     (8,075)       (2,407)           1,448           (1,437)           (1,781)

Basic net income (loss) per  common share             $(0.98)       $(0.30)           $0.80           $(0.84)           $(1.07)
Basic shares outstanding                               8,226         7,994            1,808            1,714             1,667

Diluted net income (loss) per  common share           $(0.98)       $(0.30)           $0.29           $(0.84)           $(1.07)
Diluted shares outstanding                             8,226         7,994            5,036            1,714             1,667

                                                                                  March 31,
                                                     1998          1997             1996             1995              1994
                                                  ------------  ------------      --------         --------          --------
                                                                                 (in thousands)
Balance Sheet Data:
Working capital (deficit)                            $28,442       $36,555           $39,426          $(1,161)          $  (336)
Total assets                                          35,075        41,796            44,073            4,588             1,735
Convertible preferred stock                                -             -                 -            4,290             3,700
Total stockholders' equity (deficit)                  30,039        37,927            40,114           (5,113)           (3,678)



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

Results of Operations

   The following table sets forth for the periods indicated, certain consolidated financial data as a percentage of revenue:


                                                                   PERCENTAGE OF REVENUE
                                                       -----------------------------------------------

                                                                 FISCAL YEAR ENDED MARCH 31,
                                                       -----------------------------------------------
                                                           1998               1997             1996
                                                       ------------        ----------       ----------
Revenue:
            Software licenses                                  42.9%             62.8%            73.1%
            Maintenance and services                           57.1              37.2             26.9
                                                       ------------        ----------       ----------
                            Total revenue                     100.0             100.0            100.0

Gross profit                                                   58.5              76.3             83.9

Operating expenses:
            Selling and marketing                              80.9              57.5             34.5
            Research and development                           75.2              44.4             28.8
            General and administrative                         30.4              15.5              7.3
                                                       ------------        ----------       ----------
                            Total operating expenses          186.5             117.4             70.6

Income (loss) from operations                                (128.0)%           (41.1)%           13.3%

FISCAL 1998 COMPARED TO FISCAL 1997

   Revenue. The Company's revenue consists of license fees for its CMS family of product data management software products and fees for professional services and software maintenance. The Company had total revenue of $7,638,000 in fiscal 1998 as compared to total revenue of $10,439,000 in fiscal 1997, a decrease of $2,801,000 or 26.8%.

   Software license revenue decreased 50.0% in fiscal 1998 to $3,277,000 from $6,553,000 in fiscal 1997. The revenue decrease resulted primarily from lower demand for the CMS 6 Series product as well as a delay in the release of an enhanced version of the product with additional functionality and integrations. The Company initiated a strategy of releasing the components of the additional features of the enhanced product in stages which began in the second half of fiscal 1998 with the release of the Company's Web interface and customization toolkit, WTC WebLink, and a redline markup product, CMS Integrator for PreVIEW. The completed enhanced version of the CMS product is expected to be released in fiscal 1999.

   Maintenance and services revenue increased 12.2% to $4,361,000 from $3,886,000 for fiscal 1997. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base.

   Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable to third parties upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for fiscal 1998 was $3,000,000 or 91.5% of software license revenue versus $6,213,000 or 94.8% of software license revenue in fiscal 1997. The decrease in gross margin of $3,213,000 resulted primarily from lower software revenue in fiscal 1998.

   Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue decreased to $1,465,000 in fiscal 1998 from $1,756,000 in fiscal 1997. As a percentage of maintenance and services revenue, the gross margin decreased to 33.6% in fiscal year 1998 from 45.2% in fiscal 1997. This decrease in gross profit is due to incremental costs associated with the hiring and training of additional staff in the customer support and professional services organizations as well as a greater utilization of outside contractors versus employees in the professional services organization which are more costly to the Company.

   Selling and Marketing. The Company's products are distributed worldwide through its direct sales organization as well as its network of resellers and OEM partners. Selling and marketing expenses increased 3.0% in fiscal 1998 to $6,178,000 from $5,999,000 in fiscal 1997. This increase is primarily attributable to the costs associated with additional marketing programs.
Selling and marketing expenses as a percentage of revenue increased to 80.9% in fiscal 1998 from 57.5% in fiscal 1997. This increase as a percentage of revenue resulted primarily from lower revenue in fiscal 1998.

   Research and Development. Research and development expenses increased 24.0% in fiscal 1998 to $5,747,000 from $4,635,000 in fiscal 1997. The increase in fiscal 1998 resulted primarily from the employment of additional staff and the use of external contractors to develop and enhance the Company's products. As a result of this expense increase and the lower revenue level of the Company, research and development expenses as a percentage of revenue increased to 75.2% in fiscal 1998 from 44.4% in fiscal 1997.

   General and Administrative. In fiscal 1998, general and administrative expenses increased 43.3% to $2,323,000 from $1,621,000 in fiscal 1997. As a percentage of revenue, general and administrative expenses increased to 30.4% in fiscal 1998 from 15.5% in fiscal 1997. General and administrative expenses increased primarily as a result of an increase in personnel costs and expenses associated with the termination and recruitment of several management positions in fiscal 1998.

   Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents during the year. As a result of a lower average cash balance during fiscal 1998, interest income decreased 9.0% to $1,780,000 in fiscal 1998 from $1,957,000 in fiscal 1997.

   Provision for Income Taxes. For fiscal 1998, the provision for income taxes increased to $70,000 from $55,000 for fiscal 1997. The provision for taxes resulted primarily from taxable income in the Company's foreign subsidiaries as well as certain state taxes.

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

   The Company's gross profit on maintenance and services revenue increased to $1,756,000 in fiscal 1997 from $1,583,000 in fiscal 1996. As a percentage of maintenance and services revenue, the gross margin decreased to 45.2% in fiscal 1997 from 56.2% in fiscal 1996. This decrease was due to a greater utilization of the professional services organization on support, training and other projects in fiscal 1997 as well as costs associated with hiring and training additional staff for the Company's customer support organization.

   Selling and Marketing. Selling and marketing expenses increased 65.9% in fiscal year 1997 to $5,999,000 from $3,617,000 in fiscal 1996. Selling and marketing expenses as a percentage of revenue increased to 57.5% in fiscal 1997 from 34.5% in fiscal 1996. These increases resulted primarily from costs incurred as a result of an increase in sales and marketing personnel and programs as well as an increase in international selling expenses due to the costs associated with the Company's subsidiaries in Europe.

   Research and Development. Research and development expenses increased 53.5% in fiscal 1997 to $4,635,000 from $3,020,000 in fiscal 1996. Research and development expenses as a percentage of revenue increased to 44.4% in fiscal 1997 from 28.8% in fiscal 1996. These increases in fiscal 1997 resulted primarily from employment of additional staff and the use of independent contractors to develop and enhance the Company's products, expand the integration of its products with other applications and provide quality assurance.

   General and Administrative. In fiscal 1997, general and administrative expenses increased 111.1% to $1,621,000 from $768,000 in fiscal 1996. As a percentage of revenue, general and administrative expenses increased to 15.5% in fiscal 1997 from 7.3% in fiscal 1996. General and administrative expenses increased primarily as a result of severance related and other personnel expenses as well as additional administrative expenses attributable to the Company's status as a public company.

   Interest Income, (Net). Interest income, (net) consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest income for fiscal 1997 increased to $1,827,000 from $94,000 in fiscal 1996 due to higher cash and cash equivalent balances during fiscal 1997 as a result of the Company's initial public offering.

   Provision for Income Taxes. For fiscal 1997, the provision for income taxes increased to $55,000 from $35,000 for fiscal 1996. The provision for taxes resulted primarily from taxable income in the Company's foreign subsidiaries as well as certain state taxes.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents at March 31, 1998 decreased $6,172,000 to $31,779,000 from $37,951,000 at March 31, 1997. This decrease results primarily from cash used for operating activities of $5,246,000 as well as capital expenditures of $1,099,000 in fiscal 1998.

   The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next fiscal year.

   To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

YEAR 2000

   The Company is in the process of replacing certain systems and evaluating and upgrading other computer applications to ensure their functionality with respect to the Year 2000 millennium change. Presently the Company does not anticipate that material incremental costs will be incurred in any future year as a result of the Year 2000 millennium change.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company does not provide forecasts of its future financial performance. However, from time to time information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission, press releases and oral statements which are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements and there can be no assurance that the results set forth in those statements will be achieved.

   The Company's future results may be subject to substantial risks and uncertainties. Because the Company derives the majority of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's growth is dependent on achieving broader market acceptance of its products and the ability of the Company to introduce new and enhanced versions of its products in a timely manner to meet the evolving needs of its customers. In addition, the Company relies on certain intellectual property protection to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and substantially greater financial, development and marketing resources than the Company.

   The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including the timing and shipment of enhancements to the Company's products and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, an unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

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



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 Reporting" in the Company's Proxy Statement (the "1998 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on July 31, 1998, and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended March 31, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 1998 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 1998 Proxy Statement, and is incorporated herein by reference.

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
             REPORTS ON FORM 8-K

         (a)(1)   Financial Statements.

         The following financial statements are filed as part of this report:
                                                                                            Page
                                                                                            ----

Report of Independent Accountants.........................................................   F-1

Consolidated Balance Sheets at March 31, 1998 and 1997....................................   F-2

Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996...   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
    March 31, 1998, 1997 and 1996.........................................................   F-4

Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996...   F-5

Notes to Consolidated Financial Statements................................................   F-6

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Workgroup Technology Corporation:

   We have audited the accompanying consolidated balance sheets of Workgroup Technology Corporation as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workgroup Technology Corporation as of March 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
April 29, 1998

                       WORKGROUP TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1998 and 1997
(dollars in thousands)


ASSETS                                                              1998      1997
                                                                  --------  --------
Current assets:
 Cash and cash equivalents                                         $31,779   $37,951
 Accounts receivable (net of allowance of
   $200 and $50 in 1998 and 1997, respectively)                      1,497     2,179
 Prepaid expenses and other current assets                             202       294
                                                                   -------   -------

     Total current assets                                           33,478    40,424

 Property and equipment, net                                         1,574     1,339
 Other assets                                                           23        33
                                                                   -------   -------

      Total assets                                                 $35,075   $41,796
                                                                   =======   =======
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $  1,031   $   660
 Accrued expenses                                                    1,753       963
 Accrued vacation                                                      229       271
 Accrued royalties                                                     139       181
 Deferred revenue                                                    1,884     1,794
                                                                  --------   -------

     Total current liabilities                                       5,036     3,869

Commitments (Note G)

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized,
  no shares issued or outstanding at March 31, 1998 and 1997             -         -
 Common stock, $.01 par value; 30,000,000 shares
  authorized, 8,367,671 and 8,114,084 shares issued and
  outstanding at March 31, 1998 and 1997, respectively                  84        81
 Additional paid-in capital                                         44,142    43,955
 Cumulative translation adjustment                                     (13)      (10)
 Accumulated deficit                                               (14,174)   (6,099)
                                                                  --------   -------

     Total stockholders' equity                                     30,039    37,927
                                                                  --------   -------

      Total liabilities and stockholders' equity                  $ 35,075   $41,796
                                                                  ========   =======



    The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended March 31, 1998, 1997 and 1996
                     (in thousands, except per share data)


                                                1998      1997      1996
                                              --------  --------  --------
Revenue:
 Software licenses                            $ 3,277   $ 6,553   $ 7,661
 Maintenance and services                       4,361     3,886     2,816
                                              -------   -------   -------

     Total revenue                              7,638    10,439    10,477

Cost of revenue:
 Cost of software licenses                        277       340       450
 Cost of maintenance and services               2,896     2,130     1,233
                                              -------   -------   -------

     Total cost of revenue                      3,173     2,470     1,683

 Gross profit                                   4,465     7,969     8,794

Operating expenses:
 Selling and marketing                          6,178     5,999     3,617
 Research and development                       5,747     4,635     3,020
 General and administrative                     2,323     1,621       768
                                              -------   -------   -------

     Total operating expenses                  14,248    12,255     7,405
                                              -------   -------   -------

Income (loss) from operations                  (9,783)   (4,286)    1,389

Interest income                                 1,780     1,957       130
Interest expense                                   (2)      (23)      (36)
                                              -------   -------   -------

Income (loss) before income taxes              (8,005)   (2,352)    1,483

Provision for income taxes                         70        55        35
                                              -------   -------   -------

Net income (loss)                             $(8,075)  $(2,407)  $ 1,448
                                              =======   =======   =======

Basic net income (loss) per common share       $(0.98)   $(0.30)    $0.80
Basic shares outstanding                        8,226     7,994     1,808

Diluted net income (loss) per common share     $(0.98)   $(0.30)    $0.29
Diluted shares outstanding                      8,226     7,994     5,036


    The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               for the years ended March 31, 1998, 1997 and 1996
                                (in thousands)



                                    Common Stock     Additional    Officers'      Cumulative                     Total
                                   --------------     Paid-In        Notes       Translation  Accumulated     Stockholders'
                                   Shares  Amount     Capital      Receivable    Adjustment     Deficit      Equity (Deficit)
                                   ------------------------------------------------------------------------------------------------


Balance at March 31, 1995           1,722    $17       $    17        $(7)                      $(5,140)          $(5,113)
Issuance of common stock            2,664     27        36,429                                                     36,456
Conversion of preferred stock
 (Note D)                           3,298     33         6,857                                                      6,890
Exercise of warrants                  133      1           399                                                        400
Sale of stock under stock plans       110      1            25                                                         26
Foreign currency translation
 adjustment                                                                        $  7                                 7
Net income                                                                                        1,448             1,448
                               ----------------------------------------------------------------------------------------------------


Balance at March 31, 1996           7,927     79        43,727         (7)            7          (3,692)           40,114
Sale of stock under stock plans       188      2            72                                                         74
Stock option compensation                                  156                                                        156
Collection of officers' notes                                         $ 7                                               7
Foreign currency translation
 adjustment                                                                         (17)                              (17)
Net loss                                                                                         (2,407)           (2,407)

                               ----------------------------------------------------------------------------------------------------
Balance at March 31, 1997           8,115     81        43,955          -           (10)         (6,099)           37,927
Sale of stock under stock plans       253      3           187                                                        190
Foreign currency translation
 adjustment                                                                          (3)                               (3)
Net loss                                                                                         (8,075)           (8,075)
                               ----------------------------------------------------------------------------------------------------


Balance at March 31, 1998           8,368  $  84      $ 44,142          -         $ (13)       $(14,174)         $ 30,039
                               ====================================================================================================

    The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended March 31, 1998, 1997 and 1996
                            (dollars in thousands)

                                                               1998       1997       1996
                                                            -------    -------    -------
Cash flows from operating activities:
 Net (loss) income                                          $(8,075)   $(2,407)   $ 1,448
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                 776        582        399
  Equity-based compensation                                      73        156          -
  Provision for doubtful accounts                               150         50          -
  Loss on disposal of assets                                     88          -          -
  Changes in operating assets and liabilities:
   Accounts receivable                                          532       (154)       437
   Prepaid expenses and other current assets                     92        (60)      (190)
   Other assets                                                  10         11        (13)
   Accounts payable                                             371       (230)       468
   Accrued expenses                                             731        195        381
   Accrued vacation                                             (42)        68         95
   Accrued royalties                                            (42)        40         40
   Customer deposits                                              -          -       (100)
   Deferred revenue                                              90        153     (2,349)
                                                            -------    -------    -------

   Net cash provided by (used in) operating activities       (5,246)    (1,596)       616

Cash flows from investing activities:
 Purchases of property and equipment                         (1,099)    (1,160)      (442)

Cash flows from financing activities:
 Proceeds from issuance of preferred stock                        -          -      2,600
 Proceeds from issuance of common stock                         190         74     36,882
 Proceeds from the collection of officers' notes                  -          7          -
 Payments of capital lease obligations                          (14)      (316)      (251)
                                                            -------    -------    -------

   Net cash provided by (used in) financing activities          176       (235)    39,231

Effect of exchange rate changes on cash                          (3)       (17)         7
                                                            -------    -------    -------
Net increase (decrease) in cash and cash equivalents         (6,172)    (3,008)    39,412
Cash and cash equivalents, beginning of year                 37,951     40,959      1,547
                                                            -------    -------    -------

Cash and cash equivalents, end of year                      $31,779    $37,951    $40,959
                                                            =======    =======    =======

Supplemental cash flow information:
 Interest paid                                              $     2    $    23    $    36
 Income taxes paid                                          $    22    $    55    $    35
Supplemental disclosure for non-cash transactions:
 Acquisition of property and equipment
   under capital lease obligations                                -          -    $   264
 Conversion of preferred stock                                    -          -    $ 6,890

    The accompanying notes are an integral part of the financial statements

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Nature of the Business
    ----------------------

    Workgroup Technology Corporation (the "Company"), incorporated on May 11, 1992, provides both production-proven, enterprise Product Data Management (through the CMS product) and real-time Knowledge-based Program Management solutions for product development. WTC SolutionCenter/TM/ is a line of productivity enhancing products and services that are pragmatic and results-driven, offering even complex enterprises a quick return on investment.

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

    The Company has approximately $155,000 of restricted cash included in the March 31, 1998 and March 31, 1997 cash balances. This restricted cash serves as collateral for a letter of credit obtained in fiscal year 1997 related to the Company's property lease.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost. Depreciation is provided under the straight-line method based upon the following estimated useful lives:

      Computer software                  3 years
      Furniture and fixtures             3 years
      Equipment                          3 years
      Leasehold improvements             Estimated useful life of
       and equipment under                the asset or term of the
       capital leases                     lease whichever is shorter

    Major replacements of, or improvements to, property and equipment are capitalized. Minor replacements, repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.

    RESEARCH AND DEVELOPMENT COSTS
    Research and development expenditures are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established. The Company believes it has achieved technological feasibility when the working model has been established, which is typically demonstrated by beta shipment. Qualifying capitalized costs for the years ended March 31, 1998, 1997 and 1996 have been immaterial and, therefore, the Company has not capitalized such costs.

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

    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in fiscal year 1998 and all historical net income (loss)

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    per share data presented has been restated to conform to the provisions of this statement. SFAS No. 128 requires the disclosure of basic and diluted earnings per share.

    The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and diluted net income (loss) per share is based on the same computation and includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares, which consisted only of stock options, were antidilutive for fiscal years 1998 and 1997 and therefore the basic and diluted net loss per share were the same for those periods. For fiscal year 1996, the diluted net income per share computation included approximately 2,863,000 and 362,000 shares of preferred stock and stock options, respectively.

    NEW ACCOUNTING STANDARDS
    The Company will adopt Statement of Financial Accounting Standard (FAS) No. 130 "Reporting Comprehensive Income" in fiscal 1999. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

    The Company will also adopt FAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. This Statement supercedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance. The Company believes that adoption of this Statement will not significantly change its segment reporting disclosures.

    The Company will adopt Statement of Position 97-2 "Software Revenue Recognition" in fiscal 1999. This Statement supersedes Statement of Position 91-1 on software revenue recognition. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

    The Company will adopt Statement of Position 98-1 "Internal Use Software" in fiscal 2000. This Statement provides guidance on the accounting for the costs of software developed or obtained for internal use. The Company believes that the adoption of this Statement will not have a material effect on its financial statements.

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

C.  PROPERTY AND EQUIPMENT
    ----------------------

    Property and equipment consisted of the following:
    (in thousands)

                                               March 31,
                                               ---------
                                            1998        1997
                                         ----------  ----------
    Computer software                       $   423     $   477
    Furniture and fixtures                      110          79
    Equipment                                 2,230       1,732
    Leasehold improvements                       92          96
                                            -------     -------
                                              2,855       2,384
    Less accumulated
     depreciation and  amortization          (1,281)     (1,045)
                                            -------     -------
                                            $ 1,574     $ 1,339
                                            =======     =======


D.  STOCKHOLDERS' EQUITY
    --------------------

    INITIAL PUBLIC OFFERING
    On March 21, 1996, the Company completed its initial public offering ("IPO") and sold an aggregate of 2,663,668 shares of Common Stock at $15.00 per share, resulting in net proceeds to the Company of approximately $36,500,000. In addition, upon the closing of the IPO all issued and outstanding shares of Series A, B, C and D Redeemable Convertible Preferred Stock were automatically converted into 3,297,566 shares of Common Stock in accordance with the underlying agreements.

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    STOCK PLANS
    At March 31, 1998, the Company has four stock-based compensation plans which are described below. In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide a pro forma basis disclosure of net income (loss) and earnings
    (loss) per share which reflects such compensation expense in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in fiscal year 1997 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized $73,000 and $156,000 of compensation cost for its fixed stock option plans in fiscal years 1998 and 1997, respectively, and no compensation cost in fiscal year 1996. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been on a pro forma basis:


(in thousands, except per share amounts)
                                          1998           1997           1996
                                   -------------  -------------  ------------
    Net income (loss)
                 As reported            $(8,075)       $(2,407)        $1,448
                 Pro forma              $(9,487)       $(3,020)        $1,377

    Net income (loss) per share
                 As reported            $ (0.98)       $ (0.30)        $ 0.80
                 Pro forma              $ (1.15)       $ (0.38)        $ 0.76

    For fiscal years 1998 and 1997, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                 1998      1997
                               --------  --------
    Expected volatility            80.3%     93.5%
    Risk-free interest rates        6.0%      6.4%
    Dividend rate                     0%        0%
    Expected life               5 years   5 years

    Because the Company went public on March 21, 1996, the fair value of each option grant for fiscal year 1996 is estimated on the date of grant using the minimum value method assuming a risk-free interest rate of 6%, an expected life of 5 years and no dividend yield or volatility.

    The weighted-average fair value of options granted during fiscal year 1998, 1997 and 1996 is estimated as $2.82, $7.21 and $0.78, respectively. The effects of applying SFAS 123 in this pro forma disclosure are not an indication of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    Stock Option Plans
    The Company has three fixed stock option plans. The 1992 and 1996 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value per share of common stock on the date of the grant. The Plans also provide for the granting of nonqualified stock options, stock awards and purchase rights to employees, consultants, directors and officers of the Company. The options generally become exercisable ratably over four or five years from the date of grant and expire ten years from the date of grant. The maximum number of shares for which options may be granted under the 1992 Plan is 356,559. In January 1996, the Board of Directors terminated the granting of options under the 1992 plan. At March 31, 1998, 1,665,190 shares were available for grant under the 1996 Plan.

    The Company's 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the granting of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee directors. Under the Director Option Plan, each non-employee director shall receive an option to purchase 15,000 shares of the Company's Common Stock upon the later of (i) the effective date of an IPO, or (ii) the date on which the director first is elected to the Board of Directors. Each non-employee director who is still a member of the Board of Directors upon the full vesting of this most recently granted option under the Director Option Plan shall receive additional options to purchase 15,000 shares of Common Stock. All options granted under the Director Option Plan vest in twelve equal quarterly installments beginning three months from the date of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    will be for a period of ten years from the date of grant. At March 31, 1998, 65,000 shares were available for grant under the Director Option Plan.

    During fiscal year 1997, the Board of Directors approved the repricing of certain outstanding stock options previously granted under the 1992 and 1996 Plans. Certain options outstanding at prices ranging from $8.50 to $25.75 were canceled and reissued as new grants on October 18, 1996 to reduce their exercise price to $6.375, the fair market value of the stock on that date. A total of 145,833 options were granted under this repricing.

    The following is a summary of the Company's stock option plans as of March 31, 1996, 1997 and 1998 and changes during the years ending on those dates:

                                                                  (in thousands, except per share amounts)

                                                                                           Weighted
                                                                        Number              Average
                                                                      of Shares          Exercise Price
                                                                  ------------------  --------------------
     Options outstanding
                     at March 31, 1995                                    616                $ 0.25
                   Granted                                                841                  2.95
                   Exercised                                             (110)                 0.24
                   Canceled                                               (38)                 0.86
                                                                        -----
     Options outstanding
                     at March 31, 1996                                  1,309                  1.79
                   Granted                                                487                  9.62
                   Exercised                                             (173)                 0.25
                   Canceled                                              (331)                 9.09
                                                                        -----
     Options outstanding
                     at March 31, 1997                                  1,292                  3.08
                   Granted                                              1,180                  4.13
                   Exercised                                             (228)                 0.43
                   Canceled                                              (518)                 3.74
                                                                        -----
     Options outstanding
                     at March 31, 1998                                  1,726                  3.95

     Price range $0.15 - $1.95
                     (remaining contractual life of 6.5 years)
                   Outstanding                                            331                $ 0.45
                   Exercisable                                            176                  0.41
     Price range $3.81 - $8.50
                     (remaining contractual life of 8.9 years)
                   Outstanding                                          1,363                  4.44
                   Exercisable                                             89                  5.70
     Price range $15.00 - $25.75
                     (remaining contractual life of 6.5 years)
                   Outstanding                                             32                 19.02
                   Exercisable                                             20                 17.69

     Options exercisable, March 31
                   1996                                                   156                $ 0.22
                   1997                                                   332                  1.34
                   1998                                                   285                  3.27

    Employee Stock Purchase Plan
    The 1996 Employee Stock Purchase Plan provides for the issuance of up to 350,000 shares of Common Stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last business day of semiannual periods. During fiscal years 1998 and 1997, 25,996 and 14,660 shares, respectively, were issued under this plan. The weighted average fair value of the purchase rights granted in fiscal years 1998 and 1997 was $1.16 and $1.81, respectively.

E.  BENEFIT PLAN
    ------------

    The Company maintains the Workgroup Technology Corporation 401(k) Plan (the "401(k) Plan") for all eligible employees which provides for matching employer contributions determined annually by the Board of Directors. There have been no matching employer contributions made to the 401(k) Plan as of March 31, 1998.

F.  INCOME TAXES
    ------------

    In fiscal years 1998 and 1997, the provision for income taxes reflects foreign and state income taxes. In fiscal year 1996, the provision for income taxes reflects foreign taxes on royalties from customers in Japan and Germany.

    Deferred income taxes represent the tax effects of transactions which are reported in different periods for financial and tax reporting purposes. The components of deferred tax assets and liabilities are as follows:

(in thousands)
March 31,                                           1998      1997      1996
------------------------------------------------  --------  --------  --------

    Deferred tax assets:
                   Loss carryforward              $ 4,578   $ 1,723   $ 1,306
                   Research & development
                      credit carryforwards          1,005       612       521
                   Depreciation & amortization        135       187        94
                   Vacation accrual                    92       212        73
                   Rent                                48        20         -
                                                  -------   -------   -------
   Gross deferred tax asset                         5,858     2,754     1,994
    Valuation allowance                            (5,858)   (2,754)   (1,994)
                                                  -------   -------   -------
    Net                                                 -         -         -
                                                  =======   =======   =======

    At March 31, 1998, the Company has available net operating loss carryforwards of $11,369,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008. The utilization of the net operating loss carryforwards and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. Additionally, the Company also has available research and development credits of $649,000 and $539,000 for federal and state purposes, respectively. The research and development credits, if not utilized, will expire from 2008 through 2012. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded.

G.  COMMITMENTS
    -----------

    LEASE COMMITMENTS
    The Company leases the facility it occupies under a noncancelable operating lease agreement which expires September 30, 2001. Total rent expense for the years ended March 31, 1998, 1997 and 1996 was $682,000, $457,000 and
    $135,000, respectively. The future minimum payments under such commitments as of March 31, 1998 are as follows:

                         (in thousands)
                   1999                  $610
                   2000                   639
                   2001                   668
                   2002                   341

H.  SIGNIFICANT CUSTOMERS
    ---------------------

    During fiscal year 1995, the Company entered into a one-time source code license agreement with Hitachi, Ltd. Pursuant to this agreement and related transactions, the Company recognized revenue of $1.8 million, which represented 17% of the total revenue for the year ended March 31, 1996. Additionally, a different customer represented 11% of total revenue for the year ended March 31, 1997.

    The Company operates in one industry segment. Export sales for the years ended March 31, 1998, 1997 and 1996 were approximately $414,000, $1,088,000 and $2,686,000, respectively (including $39,000, $679,000 and $2,024,000 of sales into Japan, respectively).

(a)(3)    List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:
   Exhibit
   Number         Description
   -------        -----------
    3.1(1)        Amended and Restated Certificate of Incorporation of the Company
    3.2(1)        Amended and Restated By-Laws of the Company
    4.1(1)        Specimen certificate representing the Common Stock
   10.1(1)+       1996 Stock Plan
   10.2(2)+       Form of Incentive Stock Option Agreement under the 1996 Stock Plan
   10.3(2)+       Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
   10.4(1)+       1996 Employee Stock Purchase Plan
   10.5(2)+       1996 Employee Stock Purchase Plan Enrollment Authorization Form
   10.6(1)+       1996 Non-Employee Director Stock Option Plan
   10.7(2)+       Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee Director Stock
                  Option Plan of the Registrant
   10.8(1)        Registration Rights Agreement between the Company and the Preferred Stockholders, James
                  Carney and James Simmons, as amended as of November 27, 1995
   10.9(3)        Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H.
                  Linde, Trustees of 91 Hartwell Avenue Trust dated July 30, 1996
   10.10(3)+      Employment Agreement between the Company and James Carney
   10.11(1)+      Form of Executive Management Incentive Compensation Plan of the Company
   10.12(1)       Form of Non-Competition Agreement between the Company, its executive officers and founders
   10.13*+        Transition and Severance Agreement between the Company and James Carney dated March 13,
                  1998
   10.14*+        Employment Agreement between the Company and John P. McDonough
   10.15*+        Severance Agreement between the Company and Thomas Bilotta
   21.1*          Subsidiaries of the Company
   23.1*          Consent of Independent Accountants (Coopers & Lybrand)
   24.1*          Power of Attorney (see page 18)
------------------
     (1)  Incorporated herein by reference to the exhibits to the Company's
          Registration Statement on Form S-1 (File No. 333-00810).
     (2)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1996.
     (3)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1997.
     *    Filed herewith.
     +    Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  Reports On Form 8-K

         There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 1998.

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


                                     WORKGROUP TECHNOLOGY
                                     CORPORATION.


Date: June 29, 1998                  By:  /s/ John P. McDonough
                                          ---------------------
                                          John P. McDonough
                                          Chief Executive Officer and President

                       POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of Workgroup Technology Corporation, hereby severally constitute and appoint John P. McDonough and Diane
M. Marcou, and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Workgroup Technology Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 29th day of June, 1998.


             SIGNATURE                                      Title(s)
             ---------                                      --------

/s/ John P. McDonough          President, Chief Executive Officer, Director and
-----------------------------  Secretary (Principal Executive Officer)
John P. McDonough



/s/ Diane M. Marcou            Vice President- Finance and Administration and Treasurer
-----------------------------  (Principal Financial and Accounting Officer)
Diane M. Marcou



/s/ James M. Carney            Chairman
-----------------------------
James M. Carney



/s/ Stephen J. Gaal            Director
-----------------------------
Stephen J. Gaal



/s/ Charles E. Moran           Director
-----------------------------
Charles E. Moran

                       WORKGROUP TECHNOLOGY CORPORATION
                    INDEX TO EXHIBITS FILED WITH FORM 10-K
                           YEAR ENDED MARCH 31, 1998

Exhibit
Number            Description
-------           -----------
   3.1(1)         Amended and Restated Certificate of Incorporation of the Company
   3.2(1)         Amended and Restated By-Laws of the Company
   4.1(1)         Specimen certificate representing the Common Stock
  10.1(1)+        1996 Stock Plan
  10.2(2)+        Form of Incentive Stock Option Agreement under the 1996 Stock Plan
  10.3(2)+        Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
  10.4(1)+        1996 Employee Stock Purchase Plan
  10.5(2)+        1996 Employee Stock Purchase Plan Enrollment Authorization Form
  10.6(1)+        1996 Non-Employee Director Stock Option Plan
  10.7(2)+        Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee Director Stock
                  Option Plan of the Registrant
  10.8(1)         Registration Rights Agreement between the Company and the Preferred Stockholders, James
                  Carney and James Simmons, as amended as of November 27, 1995
  10.9(3)         Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H.
                  Linde, Trustees of 91 Hartwell Avenue Trust dated July 30, 1996
  10.10(3)+       Employment Agreement between the Company and James Carney
  10.11(1)+       Form of Executive Management Incentive Compensation Plan of the Company
  10.12(1)        Form of Non-Competition Agreement between the Company, its executive officers and founders
  10.13*+         Transition and Severance Agreement between the Company and James Carney dated March 13,
                  1998
  10.14*+         Employment Agreement between the Company and John P. McDonough
  10.15*+         Severance Agreement between the Company and Thomas Bilotta
  21.1*           Subsidiaries of the Company
  23.1*           Consent of Independent Accountants (Coopers & Lybrand)
  24.1*           Power of Attorney (see page 18)
------------------
     (1)  Incorporated herein by reference to the exhibits to the Company's
          Registration Statement on Form S-1 (File No. 333-00810).
     (4)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1996.
     (5)  Incorporated herein by reference to the Company's Annual Report on Form 10-K for the
          fiscal year ended March 31, 1997.
     *    Filed herewith.
     +    Indicates a management contract or any compensatory plan, contract or arrangement.
