Form 10-Q
period 1998-06-30
WORKGROUP TECHNOLOGY CORP
filed 1998-08-13
CIK 1007021

________________________________________________________________________________
________________________________________________________________________________


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _______________________

                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended June 30, 1998

                                       OR

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________ to ___________


                        Commission file number 0-27798

                       WORKGROUP TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                   04-3153644
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)


91 Hartwell Avenue, Lexington, Massachusetts                      02421
  (Address of principal executive offices)                      (Zip code)


      Registrant's telephone number, including area code:  (781) 674-2000

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      ____       ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                         Outstanding at August 7, 1998
   ____________________________             _____________________________
   Common Stock, $.01 par value                         8,388,500

________________________________________________________________________________
________________________________________________________________________________

                       WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                                  Page(s)
                                                                  -------

Part I.  Financial Information:

        Item 1.

                 Condensed Consolidated Balance Sheets
                   at June 30, 1998 and March 31, 1998                2

                 Consolidated Statements of Operations for the
                   three months ended June 30, 1998 and 1997          3

                 Consolidated Statements of Cash Flows for the
                   three months ended June 30, 1998 and 1997          4

                 Notes to Consolidated Financial
                   Statements                                         5

        Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                         6-8


Part II.  Other Information:

        Item 1.  Legal Proceedings                                    9

        Item 6.  Exhibits and Reports on Form 8-K                     9

Signatures                                                            10

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                          June 30,        March 31,
                                                           1998            1998
                                                        (unaudited)
ASSETS
-----------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                             $ 28,733         $ 31,779
   Accounts receivable, net                                 1,599            1,497
   Prepaid expenses and other current assets                  276              202
                                                         --------         --------
         Total current assets                              30,608           33,478
                                                         --------         --------
Property and equipment, net                                 1,552            1,574
Other assets                                                   17               23
                                                         --------         --------
                                                         $ 32,177         $ 35,075
                                                         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                      $    547         $  1,031
   Accrued expenses                                         1,966            1,982
   Accrued royalties                                          183              139
   Deferred  revenue                                        1,944            1,884
                                                         --------         --------
         Total current liabilities                          4,640            5,036
                                                         --------         --------

Stockholders' equity:
   Common stock                                                84               84
   Additional paid-in capital                              44,144           44,142
   Accumulated translation adjustment                         (17)             (13)
   Accumulated deficit                                    (16,674)         (14,174)
                                                         --------         --------
         Total stockholders' equity                        27,537           30,039
                                                         --------         --------
                                                         $ 32,177         $ 35,075
                                                         ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Three months ended June 30,
                                                  1998                1997
                                                         (unaudited)
-----------------------------------------------------------------------------
Revenue
  Software licenses                             $   676              $   727
  Maintenance and services                        1,188                1,072
                                                -------              -------
       Total revenue                              1,864                1,799

Cost of revenue
  Cost of software licenses                          56                   66
  Cost of maintenance and services                  846                  770
                                                -------              -------
       Total cost of revenue                        902                  836

Gross profit                                        962                  963

Operating expenses
  Selling and marketing                           1,736                1,600
  Research and development                        1,703                1,354
  General and administrative                        427                  408
                                                -------              -------
       Total operating expenses                   3,866                3,362
                                                -------              -------

Loss from operations                             (2,904)              (2,399)

Interest income, net                                404                  446
                                                -------              -------

Loss before income taxes                         (2,500)              (1,953)

Provision for income taxes                            -                   30
                                                -------              -------

Net loss                                        $(2,500)             $(1,983)
                                                =======              =======


Basic and diluted net loss per share            $ (0.30)             $ (0.24)
                                                =======              =======

Basic and diluted shares outstanding              8,370                8,125
                                                =======              =======


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Three months ended June 30,
                                                              1998            1997
                                                                   (unaudited)
--------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $(2,500)        $(1,983)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                              233             167
     Provision for doubtful accounts                              -              50
     Changes in operating assets and liabilities:
       Accounts receivable                                     (102)            582
       Prepaid expenses and other current assets                (74)            (90)
       Other assets                                               6               -
       Accounts payable                                        (484)             89
       Accrued expenses                                         (16)            117
       Accrued royalties                                         44             (87)
       Deferred revenue                                          60             (35)
                                                            -------         -------
       Net cash used in operating activities                 (2,833)         (1,190)

Cash flows from investing activities:
       Purchases of property and equipment                     (211)           (140)

Cash flows from financing activities:
       Proceeds from issuance of common stock                     2              29
       Payments of capital lease obligations                      -              (5)
                                                            -------         -------

       Net cash provided by financing activities                  2              24

Effect of exchange rate changes on cash                          (4)              7
                                                            -------         -------
Net decrease in cash and cash equivalents                    (3,046)         (1,299)

Cash and cash equivalents, beginning of period               31,779          37,951
                                                            -------         -------
Cash and cash equivalents, end of period                    $28,733         $36,652
                                                            =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF BUSINESS

   Workgroup Technology Corporation (the "Company") was incorporated on May 11, 1992. WTC SolutionCenter(TM), the Company's line of productivity enhancing products and services, provides both production-proven, enterprise Product Data Management (through the CMS product) and real-time Knowledge-based Program Management solutions for product development.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1998, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. NET LOSS PER SHARE

   The Company's basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The Company's diluted net loss per share is based on the same computation but includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares were antidilutive for each of the periods ended June 30, 1998 and 1997 and therefore the basic and diluted net loss per share were the same.

   Options to purchase weighted average shares of the Company's common stock of 2,047,745 and 1,417,600 were outstanding for the periods ended June 30, 1998 and 1997, respectively, at weighted average prices of $3.94 and $3.60, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of software products and fees for professional services and software maintenance. Revenue for the three months ended June 30, 1998 increased 3.6% to $1,864,000 from $1,799,000 in the comparable period of fiscal 1998. The maintenance and services revenue increase of 10.8% in the first quarter of fiscal 1999 to $1,188,000 from $1,072,000 in the first quarter of fiscal 1998 was partially offset by a software license revenue decrease of 7.0% in the first quarter of fiscal 1999 to $676,000 from $727,000 in the first quarter of fiscal 1998. The increase in maintenance and services revenue resulted primarily from higher maintenance revenue as a result of an increase in the maintenance base.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. As a result of lower software license revenue, gross profit associated with software licenses for the first quarter of fiscal 1999 was $620,000 versus $661,000 in the first quarter of fiscal 1998. As a percentage of software license revenue, gross profit increased slightly to 91.7% in the first quarter of fiscal 1999 from 90.9% in the first quarter of fiscal 1998.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $342,000 or 28.8% of maintenance and services revenue in the first quarter of fiscal 1999 versus $302,000 or 28.2% of maintenance and service revenue in the first quarter of fiscal 1998. This increase in gross profit is due to an increase in maintenance revenue for the first quarter of fiscal 1999.

Total gross profit as a percentage of total revenue decreased to 51.6% in the first quarter of fiscal 1999 from 53.5% in the first quarter of fiscal 1998 as a result of a higher proportion of revenue from maintenance and services versus software licenses in the current fiscal quarter.

Selling and Marketing. Selling and marketing expenses increased $136,000 or 8.5% to $1,736,000 in the first quarter of fiscal 1999 from $1,600,000 in the same period of fiscal 1998. This increase resulted primarily from an increase in the number of employees in the sales organization as well as costs associated with implementing new equipment and information tools within the sales organization. As a result of this increase, selling and marketing expenses as a percentage of revenue increased to 93.1% in the first quarter of fiscal 1999 from 88.9% in the same period of fiscal 1998.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and Development. Research and development expenses increased 25.8% in the first quarter of fiscal 1999 to $1,703,000 or 91.4% of revenue from $1,354,000 or 75.3% of revenue for the same period of fiscal 1998. The increase in fiscal 1999 resulted primarily from the employment of additional staff and external contractors to develop and enhance the Company's products.

General and Administrative. General and administrative expenses increased 4.7% to $427,000 or 22.9% of revenue in the first quarter of fiscal 1999 from $408,000 or 22.7% of revenue in the same period of fiscal 1998.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents. As a result of a decrease in the cash and cash equivalent balances, interest income for the first quarter decreased 9.4% to $404,000 in fiscal 1999 from $446,000 in fiscal 1998.

Provision for Income Taxes. For the first quarter of fiscal 1999, the provision for income taxes was zero compared to $30,000 for the first quarter of fiscal 1998. The provision for taxes historically has resulted from estimated state taxes as well as taxable income in the Company's foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at June 30, 1998 decreased $3,046,000 to $28,733,000 from $31,779,000 at March 31, 1998. This decrease resulted primarily from the Company's net loss during the quarter as well as expenditures for capital equipment. Working capital decreased $2,474,000 to $25,968,000 at June 30, 1998 from $28,442,000 at fiscal year end.

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

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward looking statements", and which involve risks and uncertainties. The Company's actual future results may differ significantly from those stated in or implied by any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  August 11, 1998            /s/ John P. McDonough
      ----------------            ------------------------------------
                                  John P. McDonough
                                  President, Chief Executive Officer,
                                  and Secretary


Date:  August 11, 1998            /s/ Diane M. Marcou
      ----------------            ----------------------------------
                                  Diane M. Marcou
                                  Vice President- Finance & Administration,
                                  Treasurer and Assistant Secretary