Form 10-Q
period 1998-09-30
WORKGROUP TECHNOLOGY CORP
filed 1998-11-13
CIK 1007021

 ______________________________________________________________________________
 ______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended September 30, 1998
                                       OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________ to ___________


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
Yes  X   No
   -----   -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                Class                       Outstanding at November 9, 1998
           ---------------                  -------------------------------
     Common Stock, $.01 par value                      8,475,498

 _____________________________________________________________________________
 _____________________________________________________________________________

                       WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                                         Page(s)
                                                                         -------

Part I.  Financial Information:

          Item 1.    Condensed Consolidated Balance Sheets
                         at September 30, 1998 and March 31, 1998          2

                     Consolidated Statements of Operations for the
                         three and six month periods ended
                         September 30, 1998 and 1997                       3

                     Consolidated Statements of Cash Flows for the
                         six month periods ended
                         September 30, 1998 and 1997                       4

                     Notes to Consolidated Financial
                         Statements                                        5

          Item 2.    Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                         6-10


Part II.   Other Information:

          Item 1.    Legal Proceedings                                     11

          Item 4.    Submission of Matters to a Vote of Security Holders   11

          Item 5.    Other Information                                     11

          Item 6.    Exhibits and Reports on Form 8-K                      11


Signatures                                                                 12

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                                    September 30,       March 31,
                                                                                       1998               1998
                                                                                    (unaudited)
ASSETS
-----------------------------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                                                        $ 26,511          $ 31,779
      Accounts receivable, net                                                            1,729             1,497
      Prepaid expenses expenses and other current assets                                    277               202
                                                                                  -------------      ------------
              Total current assets                                                       28,517            33,478
                                                                                  -------------      ------------
Property and equipment, net                                                               1,458             1,574
Other assets                                                                                 14                23
                                                                                  -------------      ------------
                                                                                       $ 29,989          $ 35,075
                                                                                  =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                                                                 $    568          $  1,031
      Accrued expenses                                                                    1,830             1,982
      Accrued royalties                                                                     221               139
      Deferred revenue                                                                    1,927             1,884
                                                                                  -------------      ------------
              Total current liabilities                                                   4,546             5,036
                                                                                  -------------      ------------
Stockholders' equity:
      Common stock                                                                           84                84
      Additional paid-in capital                                                         44,278            44,142
      Accumulated translation adjustment                                                    (24)              (13)
      Accumulated deficit                                                               (18,895)          (14,174)
                                                                                  -------------      ------------
              Total stockholders' equity                                                 25,443            30,039
                                                                                  -------------      ------------
                                                                                       $ 29,989          $ 35,075
                                                                                  =============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                         Three months ended                      Six months ended
                                                            September 30,                          September 30,
                                                       1998               1997                1998               1997
                                                             (unaudited)                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Revenue
   Software licenses                                   $   811           $   779              $ 1,487           $ 1,506
   Maintenance and services                              1,235             1,136                2,423             2,208
                                                    ----------        ----------           ----------        ----------
        Total revenue                                    2,046             1,915                3,910             3,714

Cost of revenue
  Cost of software licenses                                 76                39                  132               105
  Cost of maintenance and services                         761               711                1,607             1,481
                                                    ----------        ----------           ----------        ----------
        Total cost of revenue                              837               750                1,739             1,586

                                                    ----------        ----------           ----------        ----------
Gross profit                                             1,209             1,165                2,171             2,128

Operating expenses
  Selling and marketing                                  1,644             1,306                3,380             2,906
  Research and development                               1,703             1,333                3,406             2,687
  General and administrative                               452               531                  879               939
                                                    ----------        ----------           ----------        ----------
        Total operating expenses                         3,799             3,170                7,665             6,532
                                                    ----------        ----------           ----------        ----------

Loss from operations                                    (2,590)           (2,005)              (5,494)           (4,404)

Interest income, net                                       369               298                  773               744
                                                    ----------        ----------           ----------        ----------

Loss before income taxes                                (2,221)           (1,707)              (4,721)           (3,660)

Provision for income taxes                                   -                20                    -                50
                                                    ----------        ----------           ----------        ----------

Net loss                                               $(2,221)          $(1,727)             $(4,721)          $(3,710)
                                                    ==========        ==========           ==========        ==========

Basic and diluted net loss per share                   $ (0.26)          $ (0.21)             $ (0.56)          $ (0.45)
                                                    ==========        ==========           ==========        ==========

Basic and diluted shares outstanding                     8,407             8,218                8,389             8,173
                                                    ==========        ==========           ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Six months ended
                                                                                                  September 30,
                                                                                             1998               1997
                                                                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                                            $(4,721)                 $(3,710)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
       Depreciation and amortization                                                         471                      340
       Provision for doubtful accounts                                                         -                       20
       Changes in operating assets and liabilities:
         Accounts receivable                                                                (232)                   1,067
         Prepaid expenses and other current assets                                           (75)                    (231)
         Other assets                                                                          9                        -
         Accounts payable                                                                   (463)                    (206)
         Accrued expenses                                                                    (79)                     256
         Accrued royalties                                                                    82                      (96)
         Deferred revenue                                                                     43                     (385)

                                                                               -----------------           --------------
         Net cash used in operating activities                                            (4,965)                  (2,945)

Cash flows from investing activities:
         Purchases of property and equipment                                                (355)                    (377)

Cash flows from financing activities:
         Proceeds from issuance of common stock                                               63                       60
         Payments of capital lease obligations                                                 -                       (9)
                                                                               -----------------           --------------
         Net cash provided by (used in) financing activities                                  63                       51

Effect of exchange rate changes on cash                                                      (11)                      14
                                                                               -----------------           --------------
Net decrease in cash and cash equivalents                                                 (5,268)                  (3,257)

Cash and cash equivalents, beginning of period                                            31,779                   37,951
                                                                               -----------------           --------------
Cash and cash equivalents, end of period                                                 $26,511                  $34,694
                                                                               =================           ==============




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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1998, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. NET LOSS PER SHARE

   The Company's basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The Company's diluted net loss per share is based on the same computation but includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares were antidilutive for each of the three and six month periods ended September 30, 1998 and 1997 and therefore the basic and diluted net loss per share were the same.

   Options to purchase weighted average shares of the Company's common stock of 1,913,873 and 1,470,175 were outstanding for the periods ended September 30, 1998 and 1997, respectively, at weighted average prices of $4.01 and $3.68, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of software products and fees for professional services and software maintenance. Revenue for the three and six month periods ended September 30, 1998 increased 6.8% and 5.3%, respectively, to $2,046,000 and $3,910,000 from $1,915,000 and
$3,714,000 in the comparable periods of fiscal 1998.

Software license revenue increased 4.1% to $811,000 in the second quarter of
fiscal 1999 from $779,000 in the same period of fiscal 1998.   This increase
resulted primarily from additional deployments of CMS products by existing customers. For the six months ended September 30, 1998, software license revenue decreased 1.3% to $1,487,000 from $1,506,000 in the comparable period of fiscal 1998.

Maintenance and services revenue for the three and six month periods ended September 30, 1998 increased 8.7% and 9.7%, respectively, to $1,235,000 and $2,423,000 from $1,136,000 and $2,208,000 in the comparable periods of fiscal 1998. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the second quarter of fiscal 1999 decreased to $735,000 or 90.6% of software license revenue from $740,000 or 95.0% of software license revenue in the second quarter of fiscal 1998. For the six months ended September 30, 1998, gross profit from software license revenue decreased to $1,355,000 or 91.1% of software license revenue from $1,401,000 or 93.0% for the same period of fiscal 1998. These changes result primarily from the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $474,000 or 38.4% of maintenance and services revenue in the second quarter of fiscal 1999 from $425,000 or 37.4% of maintenance and service revenue in the second quarter of fiscal 1998. For the six months ended September 30, 1998, gross profit on the maintenance and services revenue increased to $816,000 or 33.7% from $727,000 or 32.9% of the associated revenue in the comparable period of fiscal 1998. These increases in gross profit on maintenance and services are due to an increase in maintenance revenue for the three and six month periods ended September 30, 1998.

Total gross profit as a percentage of total revenue decreased slightly to 59.1% and 55.5% for the three and six months ended September 30, 1998 from 60.8% and 57.3% in the same periods of fiscal 1998. These decreases are the result of a lower margin on software as well as a higher proportion of revenue from maintenance and services versus software licenses in the current fiscal year.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling and Marketing. Selling and marketing expenses increased 25.9% and 16.3% for the three and six month periods ended September 30, 1998 to $1,644,000 and $3,380,000 from $1,306,000 and $2,906,000, respectively, for the same periods of fiscal 1998. These increases resulted primarily from additional personnel costs associated with an increase in the number of employees in the selling and marketing organizations. Selling and marketing expenses as a percentage of revenue increased to 80.4% and 86.4% in the three and six month periods of fiscal 1999 from 68.2% and 78.2% in the same periods of fiscal 1998.

Research and Development. Research and development expenses increased 27.8% and 26.8% for the three and six month periods ended September 30, 1998 to $1,703,000 and $3,406,000 from $1,333,000 and $2,687,000, respectively, for the same periods of fiscal 1998. The increases in fiscal 1999 resulted primarily from the employment of additional staff and external contractors to develop and enhance the Company's products. As a result of these increases, research and development expenses as a percentage of revenue increased to 83.2% and 87.1% in the three and six month periods of fiscal 1999 from 69.6% and 72.3% in the same periods of fiscal 1998.

General and Administrative. In the second quarter of fiscal 1999, general and administrative expenses decreased 14.9% to $452,000 from $531,000 in the second quarter of fiscal 1998. For the six months ending September 30, 1998, general and administrative expenses decreased 6.4% to $879,000 from $939,000 in the same period of fiscal 1998. These decreases are primarily the result of non-recurring termination costs in the second quarter of fiscal 1998. As a result of increased revenue and lower expenses, general and administrative expenses as a percentage of revenue decreased to 22.1% and 22.5% for the three and six month periods of fiscal 1999 from 27.7% and 25.3% for each of the same periods of the previous fiscal year.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. As a result of a higher rate of return on investments, interest income for the three and six month periods ended September 30, 1998 increased $71,000 or 23.8% and $29,000 or 3.9%, respectively, from the same periods of fiscal 1998.

Provision for Income Taxes. For the six months ended September 30, 1998, the provision for income taxes decreased to zero from $50,000 for the same period of fiscal 1998. The provision for taxes historically has principally resulted from estimated state taxes as well as taxable income in the Company's foreign subsidiaries, some of which have been closed.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at September 30, 1998 decreased $5,268,000 to $26,511,000 from $31,779,000 at March 31, 1998. This decrease resulted primarily from cash used in operations, as well as capital expenditures of $355,000, during the six month period ended September 30, 1998. Working capital decreased $4,471,000 to $23,971,000 at September 30, 1998 from $28,442,000 at fiscal year end.

The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next year.

To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

Background. The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems based on a two-digit format will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company believes that it has four general areas of potential exposure with respect to the Y2K issue: (1) its own software products; (2) internal infrastructure; (3) other internally used systems; and (4) suppliers.

Assessment. The Y2K issue could affect the Company's products, computers, software and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that its products, programs and systems will be Y2K compliant. While the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The Company is scheduled to complete its assessment phase by the end of calendar year 1998. The Company presently believes that its products and computer systems will be Y2K compliant in a timely manner.

Software Sold to Customers. The Company believes that it has substantially identified potential Y2K issues with the software products it develops and markets. Some of the Company's current products are not Y2K compliant but are expected to be compliant in a timely manner. However, management also believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

Internal Infrastructure. The Company believes that it has identified the major computers, software applications and related equipment used in connection with its internal operations and is in the process of assessing these systems in regards to Y2K compliance. To minimize the possibility of a material disruption to its business due to Y2K issues, the Company has commenced the process of assessing and, if necessary, modifying, upgrading or replacing major systems that may have an adverse effect, and is scheduled to complete this process by the middle of calendar year 1999.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Internally Used Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone equipment and other common devices may be affected by Y2K issues. The Company is currently assessing the potential effect of, and costs of remediating, the Y2K issues of its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on the Company's business or results of operations.

Suppliers. The Company has initiated communications with third party suppliers of the major computers, software and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving Y2K. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Y2K issues with these systems, there can be no assurance that these suppliers will resolve any or all Y2K issues with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Y2K issues with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Most Likely Consequences of Year 2000 Issues. The Company expects to identify and resolve Y2K issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Y2K issue related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company and its customers could suffer a significant number of operational inconveniences and inefficiencies which may divert management's time and attention and financial and human resources from its ordinary business activities. A lesser number of serious system failures could occur that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

Contingency Plans. As part of its Y2K compliance planning process, the Company will develop contingency plans to be implemented if the need arises. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Y2K issues that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.


Based on the activities described above, the Company does not believe that Y2K issues will have a material adverse effect on the Company's business or results of operations.

                       WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements", and which involve risks and uncertainties. The Company's actual future results may differ significantly from those stated in or implied by any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company's future results may be subject to substantial risks and uncertainties. Because the Company derives the majority of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including the timing and shipment of individual orders and enhancements to the Company's products, the introduction and market acceptance of new integrations with the Company's products and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

                       WORKGROUP TECHNOLOGY CORPORATION
                          PART II   OTHER INFORMATION


Item 1.  Legal Proceedings

       The Company is not a party to any litigation that it believes would have a material impact on its business.


Item 4.  Submission of Matters to a Vote of Security Holders

       On July 31, 1998, the Company held its Annual Meeting of Stockholders.
       At the meeting, the Stockholders acted upon a proposal to elect one Class III director to serve for a three-year term or until his or her successor is elected and qualified. After such meeting, Messrs. James M. Carney, Stephen J. Gaal and John P. McDonough will continue their terms as directors. The Board of Directors nominated and recommended that Mr. Charles E. Moran, who is currently a director, be elected a Class III director. The proposal was approved by the Stockholders. Holders of 6,336,350 shares of common stock voted for the proposal. Holders of 34,024 shares abstained and there were no broker non-votes.


Item 5.  Other Information

       Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than April 1, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is May 15, 1999. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested to Workgroup Technology Corporation, 91 Hartwell Avenue, Lexington, Massachusetts, 02421, Attention: Corporate Secretary.


Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

             None

       (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  November 12, 1998          /s/ John P. McDonough
      ------------------          -----------------------------------
                                  John P. McDonough
                                  President, Chief Executive Officer,
                                  and Secretary


Date:  November 12, 1998          /s/ Diane M. Marcou
      ------------------          -----------------------------------
                                  Diane M. Marcou
                                  Vice President- Finance & Administration,
                                  Treasurer and Assistant Secretary