Form 10-Q
period 1998-12-31
WORKGROUP TECHNOLOGY CORP
filed 1999-02-12
CIK 1007021

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended December 31, 1998
                                      OR
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________ to ___________


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
Yes  X    No
   -----    -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                           Outstanding at February 9, 1999
   ----------------------------               -------------------------------
   Common Stock, $.01 par value                         8,497,613

================================================================================

                       WORKGROUP TECHNOLOGY CORPORATION
                                     Index

                                                                         Page(s)
                                                                         -------
Part I. Financial Information:

     Item 1.    Condensed Consolidated Balance Sheets
                    at December 31, 1998 and March 31, 1998                 2

                Consolidated Statements of Operations for the
                    three and nine month periods ended
                    December 31, 1998 and 1997                              3

                Consolidated Statements of Cash Flows for the
                    nine month periods ended
                    December 31, 1998 and 1997                              4

                Notes to Consolidated Financial
                    Statements                                              5


     Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                               6-10


Part II. Other Information:

     Item 1.    Legal Proceedings                                           11

     Item 5.    Other Information                                           11

     Item 6.    Exhibits and Reports on Form 8-K                            11


Signatures                                                                  12


                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                        December 31,       March 31,
                                                           1998              1998
                                                        (unaudited)
Assets
-------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                         $ 24,943             $ 31,779
      Accounts receivable, net                             1,560                1,497
      Prepaid expenses and other current assets              259                  202
                                                        --------             --------
           Total current assets                           26,762               33,478
                                                        --------             --------

Property and equipment, net                                1,302                1,574
Other assets                                                  10                   23
                                                        --------             --------
                                                        $ 28,074             $ 35,075
                                                        ========             ========


Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                                  $    708             $  1,031
      Accrued expenses                                     1,787                1,982
      Accrued royalties                                      272                  139
      Deferred revenue                                     2,120                1,884
                                                        --------             --------
           Total current liabilities                       4,887                5,036
                                                        --------             --------

Stockholders' equity:
      Common stock                                            84                   84
      Treasury stock                                        (132)                   -
      Additional paid-in capital                          44,284               44,142
      Accumulated translation adjustment                     (34)                 (13)
      Accumulated deficit                                (21,015)             (14,174)
                                                        --------             --------
           Total stockholders' equity                     23,187               30,039
                                                        --------             --------
                                                        $ 28,074             $ 35,075
                                                        ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                         Three months ended                    Nine months ended
                                                             December 31,                         December 31,
                                                       1998               1997               1998             1997
                                                             (unaudited)                          (unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenue
    Software licenses                                  $   816        $   842               $ 2,304        $ 2,348
    Maintenance and services                             1,367          1,055                 3,789          3,263
                                                       -------        -------               -------        -------
           Total revenue                                 2,183          1,897                 6,093          5,611

Cost of revenue
    Cost of software licenses                              106             57                   238            162
    Cost of maintenance and services                       808            623                 2,415          2,104
                                                       -------        -------               -------        -------
           Total cost of revenue                           914            680                 2,653          2,266
                                                       -------        -------               -------        -------
Gross profit                                             1,269          1,217                 3,440          3,345

Operating expenses
    Selling and marketing                                1,601          1,519                 4,981          4,425
    Research and development                             1,683          1,408                 5,089          4,095
    General and administrative                             415            503                 1,294          1,442
                                                       -------        -------               -------        -------
           Total operating expenses                      3,699          3,430                11,364          9,962
                                                       -------        -------               -------        -------

Loss from operations                                    (2,430)        (2,213)               (7,924)        (6,617)

Interest income, net                                       310            506                 1,083          1,250
                                                       -------        -------               -------        -------
Loss before income taxes                                (2,120)        (1,707)               (6,841)        (5,367)

Provision for income taxes                                   -             20                     -             70
                                                       -------        -------               -------        -------

Net loss                                               $(2,120)       $(1,727)              $(6,841)       $(5,437)
                                                       =======        =======               =======        =======

Basic and diluted net loss per share                   $ (0.25)       $ (0.21)              $ (0.81)       $ (0.66)
                                                       =======        =======               =======        =======

Basic and diluted shares outstanding                     8,476          8,266                 8,413          8,200
                                                       =======        =======               =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                            Nine months ended December 31,
                                                              1998                 1997
                                                                    (unaudited)
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                $(6,841)           $(5,437)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
       Depreciation and amortization                             708                546
       Provision for doubtful accounts                             -                 50
       Changes in operating assets and liabilities:
           Accounts receivable                                   (63)                36
           Prepaid expenses and other current assets             (57)               (38)
           Other assets                                           13                  1
           Accounts payable                                     (323)              (288)
           Accrued expenses                                     (220)               394
           Accrued royalties                                     133                (56)
           Deferred revenue                                      236                186
                                                             -------            -------
           Net cash used in operating activities              (6,414)            (4,606)

Cash flows from investing activities:
           Purchases of property and equipment                  (405)              (826)

Cash flows from financing activities:
           Proceeds from issuance of common stock                142                112
           Repurchase of common stock                           (132)                 -
           Payments of capital lease obligations                  (6)               (12)
                                                             -------            -------
           Net cash provided by financing activities               4                100

Effect of exchange rate changes on cash                          (21)                 1
                                                             -------            -------
Net decrease in cash and cash equivalents                     (6,836)            (5,331)

Cash and cash equivalents, beginning of period                31,779             37,951
                                                             -------            -------
Cash and cash equivalents, end of period                     $24,943            $32,620
                                                             =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                  Notes to Consolidated Financial Statements

1. Nature of Business

   Workgroup Technology Corporation (the "Company") was incorporated on May 11, 1992. WTC SolutionCenter(TM), the Company's line of productivity enhancing products and services, provides both production-proven, enterprise product data management through its CMS product and real-time knowledge-based program management solutions for product development through WTC OpCenter.

2. Summary of Significant Accounting Policies

   Basis of Presentation

   The accompanying unaudited financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1998, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. Net Loss Per Share

   The Company's basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The Company's diluted net loss per share is based on the same computation but includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares were antidilutive for each of the three and nine month periods ended December 31, 1998 and 1997 and therefore the basic and diluted net loss per share were the same.

   Options to purchase shares of the Company's common stock of 2,024,836 and 1,731,807 were outstanding for the periods ended December 31, 1998 and 1997, respectively, at weighted average prices of $3.82 and $3.83, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS and WTC OpCenter software products and fees for professional services and software maintenance. Revenue for the three and nine month periods ended December 31, 1998 increased 15.1% and 8.6%, respectively, to $2,183,000 and $6,093,000 from
$1,897,000 and $5,611,000 in the comparable periods of fiscal 1998.

Software license revenue decreased 3.1% to $816,000 in the third quarter of
fiscal 1999 from $842,000 in the same period of fiscal 1998.   During the third
quarter of fiscal 1999, the Company commercially released its new software product, WTC OpCenter. A decrease in revenue from the Company's CMS software product was partially offset by initial revenue from WTC OpCenter. For the nine months ended December 31, 1998, software license revenue decreased 1.9% to $2,304,000 from $2,348,000 in the comparable period of fiscal 1998.

Maintenance and services revenue for the three and nine month periods ended December 31, 1998 increased 29.6% and 16.1%, respectively, to $1,367,000 and $3,789,000 from $1,055,000 and $3,263,000 in the comparable periods of fiscal 1998. This increase resulted both from higher maintenance revenue as a result of an increase in the customer maintenance base as well as an increase in revenue from consulting services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the third quarter of fiscal 1999 decreased to $710,000 or 87.0% of software license revenue from $785,000 or 93.2% of software license revenue in the third quarter of fiscal 1998. For the nine months ended December 31, 1998, gross profit from software license revenue decreased to $2,066,000 or 89.7% of software license revenue from $2,186,000 or 93.1% for the same period of fiscal 1998. These changes resulted primarily from the mix of products sold during each of the periods which required royalty payments to another party as well as higher packaging costs associated with the initial release of WTC OpCenter.

Cost of maintenance and services revenue consists primarily of personnel costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $559,000 or 40.9% of maintenance and services revenue in the third quarter of fiscal 1999 from $432,000 or 40.9% of maintenance and service revenue in the third quarter of fiscal 1998. For the nine months ended December 31, 1998, gross profit on the maintenance and services revenue increased to $1,374,000 or 36.3% from $1,159,000 or 35.5% of the associated revenue in the comparable period of fiscal 1998. The gross profit percentages on maintenance and services have remained consistent during the comparable periods.

Total gross profit as a percentage of total revenue decreased to 58.1% and 56.5% for the three and nine months ended December 31, 1998 from 64.2% and 59.6% in the same periods of fiscal 1998. These decreases are the result of lower margins on software as well as a higher proportion of revenue from maintenance and services versus software licenses in the three and nine month periods of fiscal 1999.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Selling and Marketing. Selling and marketing expenses increased 5.4% and 12.6% for the three and nine month periods ended December 31, 1998 to $1,601,000 and $4,981,000 from $1,519,000 and $4,425,000, respectively, for the same periods of fiscal 1998. These increases resulted primarily from additional personnel costs associated with an increase in the number of employees in the selling and marketing organizations as well as additional marketing program costs associated with the release of WTC OpCenter. In the third quarter of fiscal 1999, selling and marketing expenses as a percentage of revenue decreased to 73.3% from 80.1% in the same period of fiscal 1998. For the nine months ending December 31, 1998, selling and marketing expenses as a percentage of revenue increased to 81.7% from 78.9% in the same period of fiscal 1998.

Research and Development. Research and development expenses increased 19.5% and 24.3% for the three and nine month periods ended December 31, 1998 to $1,683,000 and $5,089,000 from $1,408,000 and $4,095,000, respectively, for the same periods of fiscal 1998. The increases in fiscal 1999 resulted primarily from the employment of additional staff and external contractors to develop and enhance the Company's products. As a result of these increases, research and development expenses as a percentage of revenue increased to 77.1% and 83.5% in the three and nine month periods of fiscal 1999 from 74.2% and 73.0% in the same periods of fiscal 1998.

General and Administrative. In the third quarter of fiscal 1999, general and administrative expenses decreased 17.5% to $415,000 from $503,000 in the third quarter of fiscal 1998. For the nine months ending December 31, 1998, general and administrative expenses decreased 10.3% to $1,294,000 from $1,442,000 in the same period of fiscal 1998. Fiscal 1998 included general and administrative expenses associated with the termination and recruitment of several management positions that did not recur in fiscal 1999. As a result of increased revenue and lower expenses, general and administrative expenses as a percentage of revenue decreased to 19.0% and 21.2% for the three and nine month periods of fiscal 1999 from 26.5% and 25.7% for each of the same periods of the previous fiscal year.

Interest Income, (Net). Interest income, net consists primarily of interest earned on cash and cash equivalents. As a result of a decrease in the cash and cash equivalent balances, interest income for the three and nine month periods ended December 31, 1998 decreased $196,000 or 38.7% and $167,000 or 13.4%, respectively, from the same periods of fiscal 1998.

Provision for Income Taxes. For the three and nine months ended December 31, 1998, the provision for income taxes decreased to zero from $20,000 and $70,000, respectively, for the same periods of fiscal 1998. The fiscal 1998 provision for taxes was attributable to estimated state taxes as well as taxable income in the Company's foreign subsidiaries, some of which have been closed.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at December 31, 1998 decreased $6,836,000 to $24,943,000 from $31,779,000 at March 31, 1998. This decrease resulted primarily from cash used in operations, as well as capital expenditures of $405,000, during the nine month period ended December 31, 1998. Working capital decreased $6,567,000 to $21,875,000 at December 31, 1998 from $28,442,000 at fiscal year end.

During the third quarter of fiscal 1999, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 500,000 shares of the Company's common stock. The Company's repurchases of shares of common stock are recorded as Treasury Stock. The Company used $132,000 of cash to repurchase its common stock during the third quarter.

The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next year.

To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

YEAR 2000 READINESS DISCLOSURE STATEMENT
----------------------------------------

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

Assessment. The Y2K issue could affect the Company's products, computers, software and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that its products, programs and systems will be Y2K compliant. While the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. At December 31, 1998, the Company had completed an assessment of its mission critical systems. The Company presently believes that its products and computer systems will be Y2K compliant in a timely manner.

Software Sold to Customers. The Company believes that it has substantially identified potential Y2K issues with the software products it develops and markets. In the third quarter of fiscal 1999, the Company released a Y2K compliant version of its CMS and WTC OpCenter products. However, management also believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Internal Infrastructure. The Company believes that it has identified the major computers, software applications and related equipment used in connection with its mission critical internal operations and has completed an initial assessment of these systems in regards to Y2K compliance. To minimize the possibility of a material disruption to its business due to Y2K issues, the Company is evaluating and, if necessary, modifying, upgrading or replacing major systems that may have an adverse effect, and is scheduled to complete this process by the middle of calendar year 1999.

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

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements", and which involve risks and uncertainties. The Company's actual future results may differ significantly from those stated in or implied by any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K filed in June 1998.

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

The Company's future results are subject to substantial risks and uncertainties. Because the Company derives the majority of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products, including the recently introduced WTC OpCenter, the growth of the product data management and knowledge-based program management markets and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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


Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

          None

       (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  February 12, 1999          /s/ John P. McDonough
      ------------------          -------------------------------------
                                  John P. McDonough
                                  President, Chief Executive Officer,
                                  and Secretary


Date:  February 12, 1999          /s/ Diane M. Marcou
      ------------------          -----------------------------------------
                                  Diane M. Marcou
                                  Vice President- Finance & Administration,
                                  Treasurer and Assistant Secretary