Form 10-K405
period 1999-03-31
WORKGROUP TECHNOLOGY CORP
filed 1999-06-29
CIK 1007021

==========================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                 _____________________________________________

                                   FORM 10-K
 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

  For the Fiscal Year Ended:  March 31, 1999

                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

  For the transition period from __________  to __________

                       Commission File Number:  0-27798
                       _________________________________

                       Workgroup Technology Corporation
            (Exact name of registrant as specified in its charter)


                Delaware                                 04-3153644
    ---------------------------------                 ----------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    91 Hartwell Ave., Lexington, MA                          02421
------------------------------------------              --------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 15, 1999 (based on the closing price as quoted by Nasdaq National Market as of such date) was $11,600,000.

As of June 15, 1999, 7,935,788 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 30, 1999 are incorporated by reference into Part III hereof.

==========================================================================

                                    PART I

ITEM 1.  BUSINESS

General

   Founded in 1992, Workgroup Technology Corporation ("WTC" or the "Company") designs, develops, markets and supports a family of products and services that facilitates the management of product information and work processes performed by multi-functional, enterprise product development organizations. The Company provides both production-proven, enterprise product data management (through CMS(TM)) and real-time knowledge-based program management (through WTC OpCenter(TM)) solutions for product development. WTC ServiceCenter(TM) is a line of professional service offerings providing consulting, training and technical support services that improve efficiency and help optimize the product development process for WTC's customers.

   The Company was incorporated in the State of Delaware in May 1992. The Company's principal executive offices are located at 91 Hartwell Avenue, Lexington, Massachusetts 02421, and its telephone number is (781) 674-2000. References herein to "WTC" and the "Company" include Workgroup Technology Corporation and its wholly-owned subsidiary, Workgroup Technology GmbH.

   From time-to-time, information provided by the Company or statements made by its employees, including statements made herein, may contain "forward-looking" information which involve risks and uncertainties. In particular, the statements set forth below under the heading "WTC's Strategy" regarding the Company's objectives to build a leadership position, enhance product offerings, expand third-party relationships and broaden distribution and market awareness are "forward-looking" statements and are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company's actual results may vary significantly from those stated in any forward-looking statements. Important information about the factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed in "Certain Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10K.

Industry Background

   Intense competitive pressures are driving companies to shorten product development cycles and time-to-market, improve the predictability of product development programs and reduce product costs. At the same time, the globalization of markets and an increase in competition demands consistent product quality and the ability to tailor product features to suit local and regional market conditions. These pressures are forcing companies to reengineer their approach to managing the product development process including the conceptual design, engineering, production and marketing of their products.

   Managing the product development process imposes significant demands on information systems. Companies must be able to manage product information within global organizations and distribute this information to support decision making in remote locations and across functional areas. Increasingly, product development information is created and stored electronically by a wide range of disparate applications and systems such as Computer Aided Design ("CAD") systems; Electronic Design Automation ("EDA") systems; word processing, document management and spreadsheet applications; enterprise manufacturing resource planning ("MRP") systems; and various project management tools.

   The pressures on product development are driving companies to implement product data management ("PDM") and product development management solutions to manage and track the increasing complexity of product development with the ultimate goal of shortening and improving the predictability of product development cycles. WTC offers software solutions that meet the needs of product development organizations for capturing, utilizing, maintaining and modifying product data and associated change processes while offering access to current information at all stages of the product development process.

WTC Family of Products

   WTC's family of products and services facilitate the management of product information and work processes performed by multi-functional, enterprise product development organizations. WTC's current product development solutions include its PDM product (CMS) and its knowledge-based program management product (WTC OpCenter).

   CMS is an enterprise-wide, pragmatic product data management solution designed to automate and accelerate the creation, capture, modification, control and reuse of product and process information. CMS processes, stores and retrieves all electronic data including design models, bills of material, spreadsheets, voice, video and multimedia files through a global organization. CMS currently provides thousands of end-users worldwide with a production-proven solution including the following important benefits:

     Quick Adaptability: The highest hurdle companies must overcome when instituting a PDM system is lengthy implementation and deployment time.
     CMS is a flexible, modular system and can be used immediately with minimal programming or customization. As a result, CMS can be managed without an overwhelming burden on programmers and administrators, reducing the ongoing cost of ownership.

     Effective Integration: Through its open architecture and API module, CMS can be integrated with various information systems, tools and industry products. WTC also provides integration with industry standard tools such as Parametric Technology Corporation's ("PTC") Pro/ENGINEER(R), Mentor Graphics(R), Informative Graphics' Myriad(R) and Engineering Animation, Inc.'s ("EAI") PreVIEW(R).

     Global Accessibility: Leveraging the capabilities of the Internet and corporate intranets, WTC products rapidly disseminate the most up-to-date product information worldwide throughout extended enterprise networks and across functional areas.

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

   CMS Workflow(TM)
   --------------
   CMS Workflow is a flexible process management application that allows companies to model the business process for CMS managed information. Work requests are routed to the appropriate individuals and groups, together with the information needed to perform the work. CMS team members have access to the status of all active workflows, as well as the statistics for completed workflows.

   CMS Replication Server(TM)
   ------------------------
   When a customer needs to support an enterprise or an extended enterprise distributed over wide-area networks ("WAN"), CMS Replication Server supports distribution to multiple sites worldwide. The CMS Replication Server distributes read-only copies of files to user-defined replication vaults that can exist anywhere on the WAN. CMS Replication Server reduces network traffic and response time for the distributed teams, particularly for those sharing work on large design projects.

   CMS API(TM)
   ---------
   Through its API module, CMS can be integrated to various information systems and tools, for example, CAD/CAM, MRP/ERP, document management, workflow and other PDM systems. CMS API is a programmatic interface that enables the building of applications that perform site-specific operations, as well as the automation and streamlining of repetitive tasks.

   WTC WebLink(TM)
   -------------
   WTC WebLink is an easy-to-use toolkit for producing customer-specific CMS Web clients. With WTC WebLink, users can create clients tailored specifically to the needs of particular users or groups of users. Simplified clients can be created utilizing familiar browser interfaces which mask the complexity of the underlying data management system. WTC WebLink enables organizations to replace inefficient paper-based systems for distributing product development information from the engineering department to other users of the information within and outside of the company.

   CMS Integrator for Pro/ENGINEER(TM)
   ---------------------------------
   CMS Integrator for Pro/ENGINEER provides tight integration with PTC's Pro/ENGINEER family of mechanical design and analysis tools. This integration supports the management of all Pro/ENGINEER configurations and automatically extracts and maintains the relationships and attributes which define the Pro/ENGINEER design. By leveraging CMS release management, the Pro/ENGINEER design team is able to easily build and retrieve configurations throughout the product lifecycle.

   CMS Integrator for Mentor Graphics(TM)
   ------------------------------------
   CMS Integrator for Mentor Graphics represents the first fully integrated data management solution for the Mentor Graphics design environment, giving Mentor Graphics users the power to build and maintain configurations based on the Mentor Graphics Design Architect and BoardStation data models. CMS Integrator for Mentor Graphics shortens development cycle time by automatically providing access to managed design data by all team members at any design milestone. It maintains secure configuration control over the electronic information throughout the enterprise allowing for increased reuse of design information and eliminating non-value added engineering activity.

   CMS Integrator for PreVIEW(TM)
   ----------------------------
   CMS Integrator for Myriad(TM)
   ---------------------------
   CMS Integrator for PreVIEW integrates CMS with EAI's PreVIEW and CMS Integrator for Myriad integrates CMS with Informative Graphics' Myriad. Both integrations provide complete electronic management of documents, including a paperless review process, which allow users to view, mark up and print files on-line. Project managers and reviewers can easily suggest product design changes, confident that those changes will be rapidly and accurately communicated to people responsible for source documentation. CMS Integrator for PreVIEW and CMS Integrator for Myriad automatically launch and support all functions of PreVIEW and Myriad, respectively, including markup and watermarking.

CMS products are available on Sun Microsystems, Hewlett-Packard, Silicon Graphics and Windows NT servers with Unix, Windows and Web clients.

   WTC OpCenter is a knowledge-based program management solution for real-time control of mission-critical product development processes. WTC OpCenter uniquely addresses the challenges of product development by providing executives, program managers and team members with visibility into resources, process, current status and execution, which enhances product development decisions.

   WTC OpCenter is comprised of four essential components:

      Process Modeling provides an easy-to-use forms-based interface that allows users to enter valuable process and procedural information, such as deliverables, tasks, completion criteria, stages, gates and milestones. Through WTC OpCenter, models and real-life scenarios for developing and using corporate best practices are established.

      Program Execution enables users to dispatch and receive work assignments through a Web interface, as well as track, in real-time, the status of work, available resources and associated costs. In addition, as individuals feed information into the system, other team members are automatically updated of deliverables that may impact their work.

      Knowledgebase includes quantifiable data from past processes, as well as the soft data, such as human resources data and schedule availability. By leveraging the knowledge gained and the lessons learned from past programs, users can successfully design templates that incorporate best practice procedures from a past program and implement these templates to better manage a current program.

      With Decision Support, project and program managers are better able to make decisions because they have a view of the entire product lifecycle. Users are enabled to interpret and analyze the historical work status information and real-time metrics and respond to changes and conflicts in the project or overall strategy of the corporation in real-time. This allows managers to alter a process or reallocate personnel and resources during the project to ensure project and deliverables deadlines are met.

   WTC OpCenter provides users at all levels of the development process with the tools that make the right information available at the right time.

      Executives are able to effectively manage their pipeline and portfolio, balance their resources across the enterprise, and utilize program information at whatever level of detail they need.

      Managers and planners are able to balance schedules, resources and team tasks in real time. Managers and planners are provided with multiple views of work across projects and against metrics.

      Individual team members report the status of their own tasks and see the status of other tasks that directly affect their work. Multiple tasks are prioritized and time devoted to multitasking is minimized.

   WTC ServiceCenter is a complete line of technical support, consulting and training offerings. These services are an important component of the total solution the Company provides to its customers.

   System-level training is provided to customers' system administrators and database administrators to prepare them for successful implementation of CMS. Implementation and business consulting services are offered to those customers who request assistance in installing software, designing databases, organizing data and modeling development processes. The Company also provides software maintenance which includes central call center support, technical updates and maintenance releases of products.

WTC's Strategy

   WTC's strategy is to continue to build a leadership position in the product development management market with its PDM and knowledge-based program management products. The Company intends to achieve this goal by providing customers with pragmatic, adaptable solutions that can be put into production quickly to meet customers' product development needs, expanding third-party relationships, and creating a world-class organization that can sustain its future expansion.

   In line with this strategy, the Company has further enhanced the functionality of its core PDM technology with upgraded product releases, additional applications and related products developed both internally and in conjunction with leading technology partners. During fiscal 1999, the Company delivered nine product innovations, adding critical new functionality to its PDM product, CMS, such as web-enabled capabilities, year 2000 compliance and Windows NT support. During fiscal 2000, the Company plans to continue to build upon its technology base by adding new features and functionality to the CMS product with the release of a major new version which will be renamed WTC ProductCenter.

   The Company has also built upon its core competency in providing PDM solutions with the introduction of WTC OpCenter, its product development management solution, which was released in fiscal 1999. The Company believes that this product and its real-time visibility into the current status of product development will be critical to the overall future growth and success of WTC.

   In addition to its product development efforts, the Company recognizes the importance of increasing its visibility within the product development market. The Company intends to increase the distribution of its products through the development of additional strategic relationships with resellers, systems integrators and consulting firms. The Company also plans to continue to build market awareness of its products through increased marketing and public relations activities.

Customers

   WTC solutions are used by thousands of individuals at more than 500 customers worldwide and have been implemented across a range of industries including telecommunications, medical products, automotive, aerospace and defense. WTC customers include leading corporations such as 3Com Corporation; ADC Telecommunications, Inc.; Alcatel USA; AlliedSignal, Inc.; Eaton Corporation; General Electric Company; Siemens Energy & Automation, Inc.; Tektronix, Inc.; United States Surgical Corp. and Whirlpool Corporation.

Sales and Marketing

   During fiscal 1999, the Company reorganized its sales organization into three distinct divisions: national accounts, new business development and value-added resellers ("VARs"). The national accounts group consists of sales representatives and technical account managers and is focused on meeting the needs of and expanding the Company's opportunities within its existing customer base. The new business development group consists of sales representatives supported by business consultants and is focused on expanding the breadth of the Company's customer base. Both of the direct sales organizations are also supported by a team of telesales representatives. The Company does not believe that its revenue is materially impacted by seasonality.

   The Company utilizes VARs to complement its direct sales force. These VARs have vertical market expertise and are predominantly focused on providing product development solutions to new and existing customers. To avoid channel conflict, generally, direct sales personnel are compensated both on their performance and that of the VARs in their territory. As of March 31, 1999, the Company had nine VARs located throughout North America and Europe.

   The Company also maintains OEM partnerships with Mentor Graphics Corporation and Zuken, Inc. Mentor Graphics Corporation is a world leader in manufacturing, marketing and supporting software and hardware Electronic Design Automation
(EDA) products. Zuken is one of Japan's largest independent software suppliers, focused on the ECAD marketplace. OEM partners provide vertical market expertise and sell to customers generally not targeted by or geographically accessible to the Company's direct sales force.

   To support the sales process, the Company conducts comprehensive marketing programs that include public relations, seminars, trade shows, direct mail, telemarketing, and customer communications programs. The Company has also developed strategic partnerships with third-party consulting organizations such as Arthur Andersen and Meritus Consulting. The Company sponsors user groups, focus groups and a customer advisory board as a source of feedback about its customers' requirements.

   As of March 31, 1999, the Company's sales and marketing organization consisted of 35 people located in the Company's headquarters in Lexington, Massachusetts and in locations throughout the United States.

Customer Support and Consulting

   The Company's customers utilize CMS and WTC OpCenter in mission-critical applications on which the success of the organization may depend. Therefore, a high level of customer service, training and technical support is critical. The Company's customer support organization provides support through telephone, the worldwide web, electronic mail and fax communications. As of March 31, 1999, the Company's customer support and consulting organization consisted of 19 people. OEMs and some VARs offer first-level customer support to their end-user customers and rely on the Company for any additional required support. The Company receives fees for support and maintenance provided to these channel partners. The Company offers consulting services, at a fee, to customers seeking assistance in the implementation, use and expansion of the Company's products.

Product Development

   Since its inception, the Company has made substantial investments in research and development. The Company believes its future success depends in part upon its ability to enhance its existing products and to develop and introduce products that address technological developments in the marketplace and the increasingly sophisticated needs of its customers.

   While the Company expects that certain of its new products will be developed internally, the Company may, based upon timing and cost considerations, acquire technology and/or products from third parties. Additionally, the Company has a partners program which provides the Company's customers with various third-party developed applications that are complementary to the Company's products.

   As of March 31, 1999, the Company's product development staff consisted of 38 employees. The Company's total expense for research and development in fiscal 1997, 1998 and 1999 was $4.6 million, $5.7 million and $6.7 million, respectively.

Competition

   The PDM and product development markets are intensely competitive and are subject to rapid change. The Company's competitors offer a variety of products and services to address these markets. No company is currently the dominant leader in the PDM and product development markets. However, the Company's

CMS family of products currently encounters direct competition from a number of public and privately-held companies. In addition, the possible entrance of new competitors may intensify competition in these markets. Vendors of relational database management systems and enterprise MRP systems, among others, may compete with the Company in the future. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

Proprietary Rights

   The Company primarily relies upon a combination of copyright, trademark and trade secret laws, nondisclosure agreements and license agreements to establish and protect proprietary rights in its products. The Company does not currently hold any patents but does have a patent pending on its WTC OpCenter product. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The software development industry is characterized by rapid technological change. Therefore, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensors with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's market segment grows and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

   Workgroup Technology Corporation, Workgroup, WTC, the Company's logo, CMS, CMS Workflow, CMS Replication Server, CMS Integrator for Pro/ENGINEER, CMS Integrator for Mentor Graphics, CMS Integrator for PreVIEW, CMS Integrator for Myriad, CMS API, WTC WebLink, WTC ServiceCenter, WTC OpCenter and WTC ProductCenter are trademarks of the Company. All other trademarks and trade names referred to in this report are the property of their respective owners.

Employees

   As of March 31, 1999, the Company employed 110 persons, including 38 product development personnel, 27 sales personnel, 19 customer support, training and consulting personnel, 18 finance and administration personnel and 8 marketing personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

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


ITEM 2.    PROPERTIES

   The Company's headquarters are located in approximately 29,000 square feet of office space in Lexington, Massachusetts. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in September 2001. The Company also leases office space for regional offices in San Mateo, California and Dallas, Texas to support its field sales and support operations. The Company believes that its existing facilities are adequate for its current needs and that, if necessary, additional facilities are available for lease to meet future needs.


ITEM 3.    LEGAL PROCEEDINGS

   The Company is not a party to any litigation that it believes would have a material impact on its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the year ended March 31, 1999, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

   The Company's Common Stock trades on the Nasdaq National Market under the symbol "WKGP". On June 15, 1999, the closing price of the Company's Common Stock was $1.84 per share. As of June 15, 1999, there were approximately 110 holders of record of the Company's Common Stock and at least 1,750 beneficial holders, based on information obtained from the Company's transfer agent.

   The following table sets forth quarterly high and low prices of the Common Stock for the indicated fiscal periods:

                                      1999                 1998
                                High        Low      High         Low
                                ----        ---      ----         ---
     First Quarter             $4.00       $3.50    $5.25       $3.75
     Second Quarter             3.56        2.13     4.81        3.69
     Third Quarter              2.63        1.56     4.75        3.13
     Fourth Quarter             2.88        1.50     4.38        3.63

   The Company has never paid cash dividends on its Common Stock and currently intends to retain earnings, if any, for use in its business. Any future declaration and payment of dividends will be subject to applicable law and the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data presented below are derived from the financial statements of the Company, and should be read in connection with those statements, which are included herein.

                                                                          Fiscal Year Ended March 31,
                                                  1999              1998              1997              1996      1995
                                                  ----              ----              ----              ----      ----
                                                               (in thousands, except per share data)
Statement of Operations Data:
Revenue                                       $  8,631           $ 7,638           $10,439           $10,477      $ 4,616
Gross profit                                     5,069             4,465             7,969             8,794        3,404
Operating expenses                              15,311            14,248            12,255             7,405        4,692
Income (loss) from operations                  (10,242)           (9,783)           (4,286)            1,389       (1,289)
Net income (loss)                               (8,936)           (8,075)           (2,407)            1,448       (1,437)

Basic net income (loss) per common share      $  (1.07)          $ (0.98)          $ (0.30)          $  0.80      $ (0.84)
Basic shares outstanding                         8,360             8,226             7,994             1,808        1,714

Diluted net income (loss) per common share    $  (1.07)          $ (0.98)          $ (0.30)          $  0.29      $ (0.84)
Diluted shares outstanding                       8,360             8,226             7,994             5,036        1,714



                                                                             March 31,
                                                  1999              1998              1997              1996      1995
                                                  ----              ----              ----              ----      ----
                                                                          (in thousands)
Balance Sheet Data:
Working capital (deficit)                     $ 18,789           $28,442           $36,555           $39,426      $(1,161)
Total assets                                    25,397            35,075            41,796            44,073        4,588
Convertible preferred stock                          -                 -                 -                 -        4,290
Total stockholders' equity (deficit)            20,114            30,039            37,927            40,114       (5,113)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes thereto.

Results of Operations

   The following table sets forth for the periods indicated, certain consolidated financial data as a percentage of total revenue:

                                                 Percentage of Total Revenue
                                               --------------------------------

                                                 Fiscal Year Ended March 31,
                                               ---------------------------------
                                               1999           1998         1997
                                               ----           ----         ----
Revenue:
    Software licenses                          38.8%          42.9%        62.8%
    Maintenance and services                   61.2           57.1         37.2
                                             ------          -----        -----
            Total revenue                     100.0          100.0        100.0

Gross profit                                   58.7           58.5         76.3

Operating expenses:
    Selling and marketing                      79.9           80.9         57.5
    Research and development                   77.1           75.2         44.4
    General and administrative                 20.4           30.4         15.5
                                             ------          -----        -----
            Total operating expenses          177.4          186.5        117.4

Loss from operations                         (118.7)%       (128.0)%      (41.1)%

Fiscal 1999 Compared to Fiscal 1998

   Revenue. The Company's revenue consists of license fees for its CMS and WTC OpCenter software products and fees for professional services and software maintenance. The Company had total revenue of $8,631,000 in fiscal 1999 as compared to total revenue of $7,638,000 in fiscal 1998, an increase of $993,000 or 13.0%.

   Software license revenue increased 2.3% in fiscal 1999 to $3,353,000 from $3,277,000 in fiscal 1998. The revenue increase resulted primarily from sales of the Company's knowledge-based program management product, WTC OpCenter, which was first released in the third quarter of fiscal 1999.

   Maintenance and services revenue increased 21.0% to $5,278,000 from $4,361,000 in fiscal 1998. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base and a higher rate of maintenance renewals from customers as well as an increase in revenue from consulting services.

   Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable to third parties upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for fiscal 1999 was $2,983,000 or 89.0% of software license revenue versus $3,000,000 or 91.5% of software license revenue in fiscal 1998. This decrease in gross margin resulted primarily from the mix of products sold during each of the periods which required royalty payments to another party as well as higher packaging costs associated with the initial release of WTC OpCenter.

   Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $2,086,000 in fiscal 1999 from $1,465,000 in fiscal 1998. As a percentage of maintenance and services revenue, the gross margin increased to 39.5% in fiscal year 1999 from 33.6% in fiscal year 1998. This increase in gross profit is due primarily to a favorable mix of higher margin maintenance revenue for fiscal 1999 and, to a lesser extent, higher revenue productivity in the consulting organization.

   Selling and Marketing. The Company's products are distributed worldwide through its direct sales organization as well as its strategic partners, which include resellers and OEMs. Selling and marketing expenses increased 11.6% in fiscal 1999 to $6,895,000 from $6,178,000 in fiscal 1998. This increase is primarily attributable to higher recruiting and personnel costs resulting from an increase in the number of employees in the selling and marketing organizations as well as additional marketing program costs associated with the release of WTC OpCenter.

   Research and Development. Research and development expenses increased 15.8% in fiscal 1999 to $6,654,000 from $5,747,000 in fiscal 1998. The increase in fiscal 1999 resulted primarily from the increased use of external contractors to develop and enhance the Company's products. As a result of this expense increase and the higher revenue level of the Company, research and development expenses as a percentage of revenue was 77.1% in fiscal 1999 versus 75.2% in fiscal 1998.

   General and Administrative. In fiscal 1999, general and administrative expenses decreased 24.1% to $1,762,000 from $2,323,000 in fiscal 1998. The decrease in general and administrative expenses in fiscal 1999 as compared to fiscal 1998 was due to expenses associated with the termination and recruitment of several management positions in fiscal 1998. As a percentage of revenue, general and administrative expenses decreased to 20.4% in fiscal 1999 from 30.4% in fiscal 1998.

   Net Interest Income. Net interest income consists primarily of interest earned on cash and cash equivalents. As a result of a lower average cash balance and slightly lower interest rates during fiscal 1999, net interest income decreased 26.5% to $1,306,000 in fiscal 1999 from $1,778,000 in fiscal 1998.

   Provision for Income Taxes. For fiscal 1999, the provision for income taxes decreased to zero from $70,000 for fiscal 1998. The fiscal 1998 provision for taxes was attributable to state taxes as well as taxable income in the Company's foreign subsidiaries, some of which have been closed.


Fiscal 1998 Compared to Fiscal 1997

   Revenue. The Company had total revenue of $7,638,000 in fiscal 1998 as compared to total revenue of $10,439,000 in fiscal 1997, a decrease of $2,801,000 or 26.8%.

   Software license revenue decreased 50.0% in fiscal 1998 to $3,277,000 from $6,553,000 in fiscal 1997. The revenue decrease resulted primarily from lower demand for the CMS product as well as a delay in the release of an enhanced version of the product with additional functionality and integrations. The Company initiated a strategy of releasing the components of the additional features of the enhanced product in stages which began in the second half of fiscal 1998.

   Maintenance and services revenue increased 12.2% to $4,361,000 from $3,886,000 in fiscal 1997. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base.

   Cost of Revenue and Gross Profit. Gross profit associated with software license revenue for fiscal 1998 was $3,000,000 or 91.5% of software license revenue versus $6,213,000 or 94.8% of software license revenue in fiscal 1997. The decrease in gross profit of $3,213,000 resulted primarily from lower software revenue in fiscal 1998.

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

   Net Interest Income. As a result of a lower average cash balance during fiscal 1998, net interest income decreased 8.1% to $1,778,000 in fiscal 1998 from $1,934,000 in fiscal 1997.

   Provision for Income Taxes. For fiscal 1998, the provision for income taxes increased to $70,000 from $55,000 for fiscal 1997. The provision for taxes resulted primarily from taxable income in the Company's foreign subsidiaries as well as certain state taxes.


Liquidity, Capital Resources and Market Risks

   Cash and cash equivalents at March 31, 1999 decreased $9,729,000 to $22,050,000 from $31,779,000 at March 31, 1998. This decrease results primarily from cash used for operating activities of $8,025,000, stock repurchases of $1,155,000 and capital expenditures of $704,000 in fiscal 1999.

   In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock, of which the Company repurchased approximately 489,000 shares in fiscal 1999. In May, 1999, the Board of Directors authorized the repurchase of an additional 250,000 shares.

   The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next fiscal year.

   During fiscal 1999, the Company did not own any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standard No. 107. The Company holds no investment securities nor has it issued any debt obligations which would require disclosure of market risk. Currently, the Company does not engage in foreign currency hedging activities.

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

Assessment. The Y2K issue could affect the Company's products, computers, software and other equipment used, operated, or maintained by the Company. Accordingly, the Company has developed a Y2K readiness plan focused on: (1) assessing the readiness of its software product offerings, internal infrastructure and major suppliers; (2) addressing Y2K issues; and (3) planning and budgeting for reasonably likely contingencies.

Software Product Offerings. The Company has completed testing its current product offerings for Y2K compliance. Based on its review to date, the Company believes that the current version of its CMS and WTC OpCenter products are Y2K compliant. However, management also believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under the Company's control.

Internal Infrastructure. The Company believes that it has identified the major computers, software applications and related equipment used in connection with its mission critical internal operations and has completed an assessment of these systems in regards to Y2K compliance. The Company expects to continue testing its internal systems and to undertake necessary corrective measures, if necessary, throughout calendar year 1999.

Major Suppliers. The Company has initiated communications with third-party suppliers of the major computers, software and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving Y2K. However, the Company has limited or no control over the actions of these third-party suppliers. Where the Company believes that a particular vendor or supplier poses unacceptable Y2K risks, it will identify an alternative supply source.

Cost of Year 2000 Compliance. Costs incurred in our Y2K compliance effort include the allocation of personnel to test our products and systems as well as to upgrade internal systems. To date, costs incurred by the Company for Y2K compliance have not been material nor does the Company expect the Y2K problem to have a material impact on its business or operating results.

Risk of Year 2000 Issues. The Company expects to identify and resolve Y2K issues that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company have been identified or corrected. The Company cannot predict the nature or materiality of the impact on its operations or operating results of Y2K disruption by parties over whom it has no control. Furthermore, the purchasing patterns of the Company's customers or potential customers may be affected by Y2K issues if they must expend significant resources to correct their own systems. As a result, they may have fewer funds available to purchase the Company's products and services.

Contingency Plans. As part of its Y2K compliance planning process, the Company is also considering contingency plans to be implemented if the need arises. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short- to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Y2K issues that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could affect the Company's financial condition and results of operations.


Certain Factors That May Affect Future Results

The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission, press releases and oral statements which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved.

The Company's future results are subject to substantial risks and uncertainties. Because the Company derives a substantial portion of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products, including the recently introduced WTC OpCenter, the growth of the product data management, product development management, and knowledge-based program management markets and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including the timing and shipment of enhancements to the Company's products and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, an unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and stock price.

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



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 Reporting" in the Company's Proxy Statement (the "1999 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on July 30, 1999, and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended March 31, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 1999 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 1999 Proxy Statement, and is incorporated herein by reference.

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

   (a)(1)   Financial Statements.

   The following financial statements are filed as part of this report:

                                                                                            Page
                                                                                            ----

Report of Independent Accountants.........................................................   F-1

Consolidated Balance Sheets at March 31, 1999 and 1998....................................   F-2

Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997...   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
    March 31, 1999, 1998 and 1997.........................................................   F-4

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997...   F-5

Notes to Consolidated Financial Statements................................................   F-6

   (a)(2)   Financial Statement Schedules:

   All schedules for which provisions made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3)  List of Exhibits.

         The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number       Description
------       ------------
   3.1(1)    Amended and Restated Certificate of Incorporation of the Company
   3.2(1)    Amended and Restated By-Laws of the Company
   4.1(1)    Specimen certificate representing the Common Stock
  10.1(1)    1996 Stock Plan
  10.2(2)    Form of Incentive Stock Option Agreement under the 1996 Stock Plan
  10.3(2)    Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
  10.4(1)    1996 Employee Stock Purchase Plan
  10.5(2)    1996 Employee Stock Purchase Plan Enrollment Authorization Form
  10.6(1)    1996 Non-Employee Director Stock Option Plan
  10.7(2)    Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee Director Stock
             Option Plan of the Registrant
  10.8(1)    Registration Rights Agreement between the Company and the Preferred Stockholders, James
             Carney and James Simmons, as amended as of November 27, 1995
  10.9(3)    Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H.
             Linde, Trustees of 91 Hartwell Avenue Trust dated July 30, 1996
  10.10(1)   Form of Executive Management Incentive Compensation Plan of the Company
  10.11(1)   Form of Non-Competition Agreement between the Company, its executive officers and founders
  10.12(4)   Transition and Severance Agreement between the Company and James Carney dated March 13,
             1998
  10.13(4)   Employment Agreement between the Company and John P. McDonough
  10.14*     Form of Severance Agreement between the Company and certain executive officers
  21.1*      Subsidiaries of the Company
  23.1*      Consent of Independent Accountants (PricewaterhouseCoopers LLP)
  24.1*      Power of Attorney (see page 20)

-------------------
     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).
     (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
     (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
     (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
     *    Filed herewith.


         (b)  Reports On Form 8-K

         There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 1999.

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


                               WORKGROUP TECHNOLOGY CORPORATION


Date: June 29, 1999            By: /s/ John P. McDonough
                                   ---------------------
                                   John P. McDonough
                                   Chief Executive Officer and President

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 29th day of June, 1999.


          Signature               Title(s)
          ---------               --------

/s/ John P. McDonough    President, Chief Executive Officer, Director and
---------------------
John P. McDonough        Secretary (Principal Executive Officer)


/s/ Diane M. Marcou      Vice President- Finance and Administration and
---------------------
Diane M. Marcou          Treasurer (Principal Financial and Accounting Officer)


/s/ James M. Carney      Chairman
----------------------
James M. Carney

/s/ Stephen J. Gaal      Director
----------------------
Stephen J. Gaal

/s/ Charles E. Moran     Director
----------------------
Charles E. Moran

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Workgroup Technology Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Workgroup Technology Corporation and its subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
April 23, 1999

                       WORKGROUP TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1999 and 1998
(dollars in thousands)

                                                                            1999              1998
                                                                            ----              ----
ASSETS

Current assets:
 Cash and cash equivalents                                                $ 22,050           $ 31,779
Accounts receivable (net of allowance of
   $200 in 1999 and 1998)                                                    1,835              1,497
 Prepaid expenses and other current assets                                     187                202
                                                                          --------           --------

     Total current assets                                                   24,072             33,478

 Property and equipment, net                                                 1,318              1,574
 Other assets                                                                    7                 23
                                                                          --------           --------

      Total assets                                                        $ 25,397           $ 35,075
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $    593           $  1,031
 Accrued expenses                                                            1,582              1,753
 Accrued vacation                                                              258                229
 Accrued royalties                                                             341                139
 Deferred revenue                                                            2,509              1,884
                                                                          --------           --------

     Total current liabilities                                               5,283              5,036

Commitments (Note G)

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized;
  no shares issued or outstanding at March 31, 1999 and 1998                     -                  -
 Common stock, $.01 par value; 30,000,000 shares
  authorized; 8,511,635 and 8,367,671 shares issued
  at March 31, 1999 and 1998, respectively                                      85                 84
 Additional paid-in capital                                                 44,325             44,142
 Treasury stock, at cost; 488,914 shares at March 31, 1999                  (1,155)                 -
 Accumulated deficit                                                       (23,110)           (14,174)
 Accumulated other comprehensive income                                        (31)               (13)
                                                                          --------           --------

     Total stockholders' equity                                             20,114             30,039
                                                                          --------           --------

      Total liabilities and stockholders' equity                          $ 25,397           $ 35,075
                                                                          ========           ========

   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           for the fiscal years ended March 31, 1999, 1998 and 1997 (in thousands, except per share data)

                                                             1999           1998          1997
                                                             ----           ----          ----
Revenue:
 Software licenses                                         $  3,353       $ 3,277       $ 6,553
 Maintenance and services                                     5,278         4,361         3,886
                                                           --------       -------       -------

     Total revenue                                            8,631         7,638        10,439

Cost of revenue:
 Cost of software licenses                                      370           277           340
 Cost of maintenance and services                             3,192         2,896         2,130
                                                           --------       -------       -------

     Total cost of revenue                                    3,562         3,173         2,470
                                                           --------       -------       -------

 Gross profit                                                 5,069         4,465         7,969

Operating expenses:
 Selling and marketing                                        6,895         6,178         5,999
 Research and development                                     6,654         5,747         4,635
 General and administrative                                   1,762         2,323         1,621
                                                           --------       -------       -------

     Total operating expenses                                15,311        14,248        12,255
                                                           --------       -------       -------

Loss from operations                                        (10,242)       (9,783)       (4,286)

Net interest income                                           1,306         1,778         1,934
                                                           --------       -------       -------

Loss before income taxes                                     (8,936)       (8,005)       (2,352)

Provision for income taxes                                        -            70            55
                                                           --------       -------       -------

Net loss                                                   $ (8,936)      $(8,075)      $(2,407)
                                                           ========       =======       =======

Basic and diluted net loss per common share                $  (1.07)      $ (0.98)      $ (0.30)
Weighted average basic and diluted shares outstanding         8,360         8,226         7,994

   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended March 31, 1999, 1998 and 1997
(in thousands)


                                                                                                                     Accumulated
                                    Common Stock      Treasury Stock     Additional      Officers'                       Other
                                   -------------      --------------      Paid-In          Notes       Accumulated   Comprehensive
                                   Shares  Amount     Shares  Amount      Capital        Receivable       Deficit    Income (Loss)
                                   -----------------------------------------------------------------------------------------------
Balance at March 31, 1996          7,927   $ 79                            $43,727         $ (7)          $ (3,692)  $       7
 Sale of stock under stock plans     188      2                                 72
 Stock option compensation                                                     156
 Collection of officers' notes                                                                7
 Comprehensive loss:
   Net loss                                                                                                 (2,407)
   Foreign currency translation
    adjustment                                                                                                             (17)

   Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997          8,115     81                             43,955            -             (6,099)        (10)
-----------------------------------------------------------------------------------------------------------------------------------
 Sale of stock under stock plans     253      3                                187
 Comprehensive loss:
  Net loss                                                                                                  (8,075)
  Foreign currency translation
   adjustment                                                                                                               (3)

  Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998          8,368     84                             44,142            -            (14,174)        (13)
-----------------------------------------------------------------------------------------------------------------------------------
 Sale of stock under stock plans     144      1                                183
 Repurchase of common stock                             (489) $(1,155)
 Comprehensive loss:
   Net loss                                                                                                 (8,936)
   Foreign currency translation
    adjustment                                                                                                             (18)

   Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999          8,512   $ 85         (489) $(1,155)     $44,325         $  -           $(23,110)  $     (31)
===================================================================================================================================

                                                         Total
                                      Comprehensive    Stockholders'
                                         Loss            Equity
                                      ------------------------------
Balance at March 31, 1996                              $ 40,114
 Sale of stock under stock plans                             74
 Stock option compensation                                  156
 Collection of officers' notes                                7
 Comprehensive loss:
   Net loss                             $(2,407)         (2,407)
   Foreign currency translation
    adjustment                              (17)            (17)
                                        --------
   Comprehensive loss                    (2,424)
--------------------------------------------------------------------
Balance at March 31, 1997                                37,927
--------------------------------------------------------------------
 Sale of stock under stock plans                            190
 Comprehensive loss:
  Net loss                               (8,075)         (8,075)
  Foreign currency translation
   adjustment                                (3)             (3)
                                        --------
  Comprehensive loss                     (8,078)
--------------------------------------------------------------------
Balance at March 31, 1998                                30,039
--------------------------------------------------------------------
 Sale of stock under stock plans                            184
 Repurchase of common stock                              (1,155)
 Comprehensive loss:
  Net loss                               (8,936)         (8,936)
  Foreign currency translation
   adjustment                               (18)            (18)
                                        -------
  Comprehensive loss                    $(8,954)
--------------------------------------------------------------------
Balance at March 31, 1999                              $ 20,114
====================================================================

   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the fiscal years ended March 31, 1999, 1998 and 1997 (dollars in thousands)

                                                                   1999        1998      1997
                                                                   ----        ----      ----
Cash flows from operating activities:
   Net loss                                                      $(8,936)   $(8,075)   $(2,407)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                   944        776        582
     Equity-based compensation                                         -         73        156
     Provision for doubtful accounts                                   -        150         50
     Loss on disposal of assets                                       16         88          -
     Changes in operating assets and liabilities:
      Accounts receivable                                           (338)       532       (154)
      Prepaid expenses and other current assets                       15         92        (60)
      Other assets                                                    16         10         11
      Accounts payable                                              (438)       371       (230)
      Accrued expenses                                              (160)       731        195
      Accrued vacation                                                29        (42)        68
      Accrued royalties                                              202        (42)        40
      Deferred revenue                                               625         90        153
                                                                 -------    -------    -------

      Net cash used in operating activities                       (8,025)    (5,246)    (1,596)

Cash flows from investing activities:
   Purchases of property and equipment                              (704)    (1,099)    (1,160)

Cash flows from financing activities:
   Proceeds from issuance of common stock                            184        190         74
   Proceeds from the collection of officers' notes                     -          -          7
   Payments for common stock repurchases                          (1,155)         -          -
   Payments of capital lease obligations                             (11)       (14)      (316)
                                                                  ------    -------    -------

      Net cash provided by (used in) financing activities           (982)       176       (235)

Effect of exchange rate changes on cash                              (18)        (3)       (17)
                                                                 -------    -------    -------
Net decrease in cash and cash equivalents                         (9,729)    (6,172)    (3,008)
Cash and cash equivalents, beginning of year                      31,779     37,951     40,959
                                                                 -------    -------    -------

Cash and cash equivalents, end of year                           $22,050    $31,779    $37,951
                                                                 =======    =======    =======

Supplemental cash flow information:
   Interest paid                                                 $     2    $     2    $    23
   Income taxes paid                                             $    21    $    22    $    55

   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business
   ----------------------

   Workgroup Technology Corporation (the "Company"), incorporated on May 11, 1992, provides both production-proven, enterprise product data management (through the CMS product) and real-time knowledge-based program management (through the WTC OpCenter product) solutions for product development. The Company's products and services provide an integrated product development management solution for every member of the enterprise including senior management, marketing, engineering, finance and production.

B. Summary of Significant Accounting Policies
   ------------------------------------------

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Revenue Recognition

   The Company has adopted Statement of Position 97-2 "Software Revenue Recognition" in fiscal 1999. This Statement supersedes Statement of Position 91-1 on software revenue recognition.

   The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. Payments received in advance for services, development or product are initially recorded as deferred revenue. Revenue from training and consulting is recognized as the services are performed. Maintenance and support revenue is recognized ratably over the contract term, typically one year.

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

   The Company has approximately $155,000 of restricted cash included in the March 31, 1999 and 1998 cash balances. This restricted cash serves as collateral for a letter of credit obtained in fiscal year 1997 related to the Company's property lease.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided under the straight-line method based upon the following estimated useful lives:

      Asset Classification                    Estimated Useful Life
      --------------------                    ---------------------
      Computer software                       3 years
      Furniture and fixtures                  3 years
      Equipment                               2 or 3 years
      Leasehold improvements                  Estimated useful life of
        and equipment under                    the asset or term of the
        capital leases                         lease, whichever is
                                               shorter

   Major replacements of, or improvements to, property and equipment are capitalized. Minor replacements, repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.

   Research and Development Costs

   Research and development costs are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established. The Company believes it has achieved technological feasibility when the working model has been established, which is typically demonstrated by beta shipment. Qualifying capitalized costs for the years ended March 31, 1999, 1998 and 1997 have been immaterial and, therefore, the Company has not capitalized such costs.

   Royalty Expense

   Royalty expense with respect to sales of product under royalty agreements is recorded when the revenue is recognized.

   Income Taxes

   The Company uses the asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

   Basic and Diluted Net Loss Per Common Share

   The Company's basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and diluted net loss per share is based on the same computation and includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares, which consisted only of stock options, were antidilutive for fiscal years 1999, 1998 and 1997 and therefore the basic and diluted net loss per share were the same for those periods.


   The following table set forth for the periods indicated, the options to purchase shares of the Company's common stock:

                                       March 31,
                         ---------------------------------
                           1999         1998       1997
                         ---------   ---------   ---------
    Number of shares     1,996,000   1,726,000   1,292,000
    Weighted average
     exercise price      $    3.65   $    3.95   $    3.08

   Comprehensive Income

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" in fiscal 1999, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive loss and comprehensive loss on the Consolidated Statements of Stockholders' Equity in accordance with this standard.

   New Accounting Standards

   The Company will adopt Statement of Position 98-1 "Internal Use Software" in fiscal 2000. This Statement provides guidance on the accounting for the costs of software developed or obtained for internal use. The Company believes that the adoption of this Statement will not have a material effect on its financial statements.

   The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2001. This Statement provides comprehensive guidance on accounting for derivative instruments, including certain derivatives that are embedded in other contracts, and hedging activities. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

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

C. Property and Equipment
   ----------------------

   Property and equipment consisted of the following:
   (in thousands)                                 March 31,
                                             ------------------
                                               1999        1998
                                               ----        ----
       Computer software                     $  563      $  423
       Furniture and fixtures                   134         110
       Equipment                              2,535       2,230
       Leasehold improvements                    92          92
                                             ------      ------
                                              3,324       2,855
       Less accumulated
        depreciation and amortization        (2,006)     (1,281)
                                             ------      ------
                                             $1,318      $1,574
                                             ======      ======

D. Stockholders' Equity
   --------------------

   Preferred Stock

   The Board of Directors was authorized upon the closing of the Initial Public Offering, subject to certain limitations prescribed by law, without further stockholder approval, to issue from time-to-time up to an aggregate of 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designation of such series.

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Treasury Stock

    In October 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 500,000 shares of the Company's stock, to be purchased from time-to-time on the open market at prevailing prices. The Company's repurchases of shares of Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity.

    Stock Plans

    At March 31, 1999, the Company has four stock-based compensation plans which are described below. SFAS No. 123 "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide a pro forma basis disclosure of net income (loss) and earnings
    (loss) per share which reflects such compensation expense in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal year 1997 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized $73,000 and $156,000 of compensation cost for its fixed stock option plans in fiscal years 1998 and 1997, respectively, and no compensation cost in fiscal year 1999. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's loss and loss per share would have been on a pro forma basis:

    (in thousands, except per share amounts)
                               1999            1998          1997
                               ----            ----          ----
     Net loss
         As reported           $ (8,936)       $(8,075)      $(2,407)
         Pro forma             $(10,537)       $(9,487)      $(3,020)

     Net loss per share
         As reported           $  (1.07)       $ (0.98)      $ (0.30)
         Pro forma             $  (1.26)       $ (1.15)      $ (0.38)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                               1999            1998          1997
                               ----            ----          ----
     Expected volatility       79.7%          80.3%          93.5%
     Risk-free interest rates   5.0%           6.0%           6.4%
     Dividend rate                0%             0%             0%
     Expected life             5 years        5 years        5 years

    The weighted-average fair value of options granted during fiscal year 1999, 1998 and 1997 is estimated as $2.10, $2.82 and $7.21, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not an indication of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    Stock Option Plans

    The Company has three fixed stock option plans. The 1992 and 1996 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value per share of common stock on the date of the grant. The Plans also provide for the granting of nonqualified stock options, stock awards and purchase rights to employees, consultants, directors and officers of the Company. The options generally become exercisable ratably over four or five years from the date of grant and expire ten years from the date of grant. In January 1996, the Board of Directors terminated the granting of options under the 1992 plan. At March 31, 1999, 1,258,000 shares were available for grant under the 1996 Plan.

    The Company's 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the granting of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee directors. Under the Director Option Plan, each non-employee director shall receive an option to purchase 15,000 shares of the Company's Common Stock upon the later of (i) the effective date of an IPO, or (ii) the date on which the director first is elected to the Board of Directors. Each non-employee director who is still a member of the Board of Directors upon the full vesting of this most recently granted option under the Director Option Plan shall receive additional options to purchase 15,000 shares of Common Stock. All options granted under the Director Option Plan vest in twelve equal quarterly installments beginning three months from the date of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant. At March 31, 1999, 55,000 shares were available for grant under the Director Option Plan.

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

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following is a summary of the Company's stock option plans as of March 31, 1997, 1998 and 1999 and changes during the years ending on those dates:
   (in thousands, except per share amounts)
                                                                  Weighted
                                                      Number      Average
                                                    of Shares  Exercise Price
                                                    ---------  --------------

     Options outstanding
         at March 31, 1996                             1,309     $ 1.79
        Granted                                          487       9.62
        Exercised                                       (173)      0.25
        Canceled                                        (331)      9.09
                                                       -----
     Options outstanding
         at March 31, 1997                             1,292       3.08
        Granted                                        1,180       4.13
        Exercised                                       (228)      0.43
        Canceled                                        (518)      3.74
                                                       -----
     Options outstanding
         at March 31, 1998                             1,726       3.95
        Granted                                          786       3.11
        Exercised                                       (116)      0.42
        Canceled                                        (400)      4.79
                                                       -----
     Options outstanding
         at March 31, 1999                             1,996       3.65

     Price range $0.15 - $2.00
         (remaining contractual life of 6.8 years)
        Outstanding                                      313     $ 0.96
        Exercisable                                      161       0.45
     Price range $2.03 - $4.00
         (remaining contractual life of 8.7 years)
        Outstanding                                      994       3.58
        Exercisable                                      166       3.91
     Price range $4.06 - $8.50
         (remaining contractual life of 7.6 years)
        Outstanding                                      672       4.69
        Exercisable                                      273       4.82
     Price range $15.00 - $25.75
         (remaining contractual life of 4.5 years)
        Outstanding                                       17      16.47
        Exercisable                                       16      15.86

     Options exercisable, March 31
        1997                                             332     $ 1.34
        1998                                             285       3.27
        1999                                             616       3.72

   Employee Stock Purchase Plan

   The 1996 Employee Stock Purchase Plan provides for the issuance of up to 350,000 shares of Common Stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last business day of each semiannual period.


   The following is a summary of shares issued under this plan:

                                1999     1998     1997
                                ----     ----     ----

     Shares                    28,411   25,996   14,660
     Weighted average fair
      value                    $ 0.74   $ 1.16   $ 1.81

E. Benefit Plan
   ------------

   The Company maintains the Workgroup Technology Corporation 401(k) Plan (the "401(k) Plan") for all eligible employees which provides for matching employer contributions determined annually by the Board of Directors. There have been no matching employer contributions made to the 401(k) Plan as of March 31, 1999.

F. Income Taxes
   ------------

   In fiscal years 1998 and 1997, the provision for income taxes reflects foreign and state income taxes.

   Deferred income taxes represent the tax effects of transactions which are reported in different periods for financial and tax reporting purposes.

   The components of deferred tax assets and liabilities are as follows:
   (in thousands)

                                          March 31,
                                       -------------
                                       1999     1998
                                       ----     ----
     Deferred tax assets:

      Net operating
        loss carryforwards           $ 8,513   $ 4,578
      Research & development
        credit carryforwards           1,187     1,005
      Depreciation & amortization        153       135
      Vacation accrual                   104        92
      Rent                                35        48
                                     -------   -------
     Gross deferred tax asset          9,992     5,858
     Valuation allowance              (9,992)   (5,858)
                                     -------   -------
     Net                             $     -   $     -
                                     =======   =======

   At March 31, 1999, the Company has available net operating loss carryforwards of approximately $21,100,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008. The utilization of the net operating loss and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. The Company also has available research and development credits of $743,000 and $671,000 for federal and state purposes, respectively. The research and development

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   credits, if not utilized, will expire from 2008 through 2013. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded.

G. Commitments
   -----------

   Lease Commitments

   The Company leases the facility it occupies under a noncancelable operating lease agreement which expires September 30, 2001. Total rent expense for the years ended March 31, 1999, 1998 and 1997 was $748,000, $682,000 and
   $457,000, respectively. The future minimum payments under such commitments as of March 31, 1999 are as follows:

   (in thousands)
                    Fiscal Year            Future Minimum Payment
                    -----------            ----------------------
                    2000                           $ 646
                    2001                             668
                    2002                             341

H. Segment Information
   -------------------

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal 1999. This Statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise evaluated regularly by the Company's senior management in deciding how to allocate resources and in assessing performance.

   The Company operates in one segment. Export sales for the years ended March 31, 1999, 1998 and 1997 were approximately $126,000, $414,000 and $1,088,000, respectively (including $46,000, $39,000 and $679,000 of sales into Japan, respectively).

   One customer represented 11% of total revenue for the year ended March 31, 1997.

                       WORKGROUP TECHNOLOGY CORPORATION
                    INDEX TO EXHIBITS FILED WITH FORM 10-K
                           YEAR ENDED MARCH 31, 1999

Exhibit
Number         Description
------         -----------
  3.1(1)   Amended and Restated Certificate of Incorporation of the Company
  3.2(1)   Amended and Restated By-Laws of the Company
  4.1(1)   Specimen certificate representing the Common Stock
 10.1(1)   1996 Stock Plan
 10.2(2)   Form of Incentive Stock Option Agreement under the 1996 Stock Plan
 10.3(2)   Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
 10.4(1)   1996 Employee Stock Purchase Plan
 10.5(2)   1996 Employee Stock Purchase Plan Enrollment Authorization Form
 10.6(1)   1996 Non-Employee Director Stock Option Plan
 10.7(2)   Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee Director Stock
           Option Plan of the Registrant
 10.8(1)   Registration Rights Agreement between the Company and the Preferred Stockholders, James
           Carney and James Simmons, as amended as of November 27, 1995
 10.9(3)   Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H.
           Linde, Trustees of 91 Hartwell Avenue Trust dated July 30, 1996
 10.10(1)  Form of Executive Management Incentive Compensation Plan of the Company
 10.11(1)  Form of Non-Competition Agreement between the Company, its executive officers and founders
 10.12(4)  Transition and Severance Agreement between the Company and James Carney dated March 13,
           1998
 10.13(4)  Employment Agreement between the Company and John P. McDonough
 10.14*    Form of Severance Agreement between the Company and certain executive officers
 21.1*     Subsidiaries of the Company
 23.1*     Consent of Independent Accountants (PricewaterhouseCoopers LLP)
 24.1*     Power of Attorney (see page 20)

__________
  (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).
  (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
  (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
  (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
  *    Filed herewith.