Form 10-Q
period 1999-06-30
WORKGROUP TECHNOLOGY CORP
filed 1999-08-13
CIK 1007021

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarter ended June 30, 1999

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
Yes     X      No
   ----------    ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                        Outstanding at August 9, 1999
   -----------------------------            ---------------------------------
   Common Stock, $.01 par value                       7,936,821


================================================================================

                       WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                                                           Page(s)
                                                                                           -------


Part I.  Financial Information:

          Item 1.   Condensed Consolidated Balance Sheets
                        at June 30, 1999 and March 31, 1999                                   2

                    Consolidated Statements of Operations for the
                        three months ended June 30, 1999 and 1998                             3

                     Consolidated Statements of Cash Flows for the
                         three months ended June 30, 1999 and 1998                            4

                     Notes to Consolidated Financial Statements                               5

          Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                              6-10


Part II.  Other Information:

          Item 1.    Legal Proceedings                                                       11

          Item 6.    Exhibits and Reports on Form 8-K                                        11

Signatures                                                                                   12

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                       June 30,          March 31,
                                                                                         1999              1999
                                                                                      (unaudited)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                                                          $ 19,250          $ 22,050
      Accounts receivable, net                                                              1,463             1,835
      Prepaid expenses and other current assets                                               427               187
                                                                                    -------------      ------------
          Total current assets                                                             21,140            24,072
                                                                                    -------------      ------------


Property and equipment, net                                                                 1,239             1,318
Other assets                                                                                    9                 7
                                                                                    -------------      ------------
                                                                                         $ 22,388          $ 25,397
                                                                                    =============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                                                                   $    526          $    593
      Accrued expenses                                                                      1,630             1,840
      Accrued royalties                                                                       340               341
      Deferred revenue                                                                      2,478             2,509
                                                                                    -------------      ------------
             Total current liabilities                                                      4,974             5,283
                                                                                    -------------      ------------

Stockholders' equity:
      Common stock                                                                             85                85
      Additional paid-in capital                                                           44,330            44,325
      Treasury stock                                                                       (1,348)           (1,155)
      Accumulated deficit                                                                 (25,628)          (23,110)
      Accumulated other comprehensive income                                                  (25)              (31)
                                                                                    -------------      ------------
              Total stockholders' equity                                                   17,414            20,114
                                                                                    -------------      ------------
                                                                                         $ 22,388          $ 25,397
                                                                                    =============      ============





                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                                       Three months ended June 30,
                                                                                                        1999              1998
                                                                                                               (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Revenue
       Software licenses                                                                                 $   573     $        676
       Maintenance and services                                                                            1,468            1,188
                                                                                                 ---------------     ------------
                       Total revenue                                                                       2,041            1,864

Cost of revenue
       Cost of software licenses                                                                              95               56
       Cost of maintenance and services                                                                      810              846
                                                                                                 ---------------     ------------
                       Total cost of revenue                                                                905               902


Gross profit                                                                                               1,136              962

Operating expenses
       Selling and marketing                                                                               1,998            1,736
       Research and development                                                                            1,496            1,703
       General and administrative                                                                            415              427
                                                                                                 ---------------     ------------
                       Total operating expenses                                                            3,909            3,866
                                                                                                 ---------------     ------------

Loss from operations                                                                                      (2,773)          (2,904)

Interest income, net                                                                                         255              404
                                                                                                 ---------------     ------------

Loss before income taxes                                                                                  (2,518)          (2,500)
                                                                                                 ---------------     ------------

Net loss                                                                                                 $(2,518)         $(2,500)
                                                                                                 ===============      ===========


Basic and diluted net loss per common share                                                               $(0.31)          $(0.30)
                                                                                                 ===============       ==========

Weighted average basic and diluted shares outstanding                                                      7,995            8,370
                                                                                                 ===============       ==========







                The accompanying notes are an integral part of
                    the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Three months ended June 30,
                                                                                                    1999             1998
                                                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                                                 $(2,518)                $(2,500)
       Adjustments to reconcile net loss to
            net cash used in operating activities:
          Depreciation and amortization                                                             237                     233
          Changes in operating assets and liabilities:
             Accounts receivable                                                                    372                    (102)
             Prepaid expenses and other current assets                                             (240)                    (74)
             Other assets                                                                            (2)                      6
             Accounts payable                                                                       (67)                   (484)
             Accrued expenses                                                                      (210)                    (16)
             Accrued royalties                                                                       (1)                     44
             Deferred revenue                                                                       (31)                     60
                                                                                               --------                 -------
             Net cash used in operating activities                                               (2,460)                 (2,833)

Cash flows from investing activities:
             Purchases of property and equipment                                                   (158)                   (211)


Cash flows from financing activities:
             Proceeds from issuance of common stock                                                   5                       2
             Payments for common stock repurchases                                                 (193)                      -
                                                                                               --------                 -------
             Net cash provided by (used in) financing activities                                   (188)                      2

Effect of exchange rate changes on cash                                                               6                      (4)
                                                                                               --------                 -------
Net decrease in cash and cash equivalents                                                        (2,800)                 (3,046)

Cash and cash equivalents, beginning of period                                                   22,050                  31,779
                                                                                               --------                 -------
Cash and cash equivalents, end of period                                                       $ 19,250                 $28,733
                                                                                               ========                 =======


                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS

     Workgroup Technology Corporation (the "Company"), incorporated in May 1992, offers both production-proven, enterprise product data management (through the CMS product) and real-time knowledge-based program management (through the WTC OpCenter product) solutions for product development. The Company's products and services provide an integrated product development management solution for every member of the enterprise including senior management, marketing, engineering, finance and production.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1999, which should be read in conjunction with these statements. However, in the opinion of Management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.   NET LOSS PER SHARE

     The Company's basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and diluted net loss per share is based on the same computation but also includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares, which consisted only of stock options, were antidilutive for each of the periods ended June 30, 1999 and 1998 and therefore the basic and diluted net loss per common share were the same for those periods.

     Options to purchase weighted average shares of the Company's common stock of 2,100,226 and 2,047,745 were outstanding for the periods ended June 30, 1999 and 1998, respectively, at weighted average prices of $3.43 and $3.94, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS and WTC OpCenter software products and fees for professional services and software maintenance. Revenue for the three months ended June 30, 1999 increased 9.5% to $2,041,000 from $1,864,000 in the comparable period of fiscal 1999.

Software license revenue decreased 15.2% to $573,000 in the first quarter of fiscal 2000 from $676,000 in the same period of fiscal 1999. The first quarter of fiscal 1999 was more favorably impacted by initial sales of the Weblink and View/Markup products. These add-on products to CMS were first released in late fiscal 1998.

Maintenance and services revenue increased 23.6% in the first quarter of fiscal 2000 to $1,468,000 from $1,188,000 in the first quarter of fiscal 1999. This increase resulted primarily from higher maintenance revenue as a result of an increase in the maintenance base as well as an increase in revenue from consulting services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. As a result of lower software license revenue as well as the mix of products sold during each of the periods which required royalty payments to another party, gross profit associated with software licenses for the first quarter of fiscal 2000 was $478,000 versus $620,000 in the first quarter of fiscal 1999. As a percentage of software license revenue, gross profit decreased to 83.4% in the first quarter of fiscal 2000 from 91.7% in the first quarter of fiscal 1999.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $658,000 or 44.8% of maintenance and services revenue in the first quarter of fiscal 2000 versus $342,000 or 28.8% of maintenance and service revenue in the first quarter of fiscal 1999. This increase in gross profit is due primarily to higher maintenance revenue as well as lower costs and higher revenue productivity in the consulting organization.

Total gross profit as a percentage of total revenue increased to 55.7% in the first quarter of fiscal 2000 from 51.6% in the first quarter of fiscal 1999. This increase is primarily attributable to the improvement in services margins.

Selling and Marketing. Selling and marketing expenses increased $262,000 or 15.1% to $1,998,000 in the first quarter of fiscal 2000 from $1,736,000 in the same period of fiscal 1999. This increase resulted primarily from higher personnel expenses, program costs and external market research consultants. As a result of this increase, selling and marketing expenses as a percentage of revenue increased to 97.9% in the first quarter of fiscal 2000 from 93.1% in the same period of fiscal 1999.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Research and Development. Research and development expenses decreased 12.2% in the first quarter of fiscal 2000 to $1,496,000 or 73.3% of revenue from $1,703,000 or 91.4% of revenue for the same period of fiscal 1999. The decrease in fiscal 2000 resulted primarily from lower personnel and external contractor costs associated with WTC OpCenter, which was released for general availability in the third quarter of fiscal 1999.

General and Administrative. General and administrative expenses, which decreased 2.8% to $415,000 or 20.3% of revenue in the first quarter of fiscal 2000 from $427,000 or 22.9% of revenue in the same period of fiscal 1999, remained relatively flat.

Interest Income, (Net). Interest income, net consists of interest earned on cash and cash equivalents. As a result of a decrease in the cash and cash equivalent balances, interest income for the first quarter decreased 36.9% to $255,000 in fiscal 2000 from $404,000 in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at June 30, 1999 decreased $2,800,000 to $19,250,000 from $22,050,000 at March 31, 1999. This decrease resulted primarily from the net loss for the period. Working capital decreased $2,623,000 to $16,166,000 at June 30, 1999 from $18,789,000 at fiscal year end.

During the first quarter of fiscal 2000, the Company repurchased approximately 101,000 shares of its common stock for $193,000. At June 30, 1999, approximately 590,000 shares of the 750,000 shares authorized by the Board of Directors had been repurchased by the Company.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission (including this Form 10-Q), press releases and oral statements which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K filed in June 1999.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  August 12, 1999            /s/ John P. McDonough
      ----------------            -----------------------------------------
                                  John P. McDonough
                                  President, Chief Executive Officer,
                                  and Secretary


Date:  August 12, 1999            /s/ Diane M. Marcou
      ----------------            -----------------------------------------
                                  Diane M. Marcou
                                  Vice President- Finance & Administration,
                                  Treasurer and Assistant Secretary