Form 10-Q
period 1999-09-30
WORKGROUP TECHNOLOGY CORP
filed 1999-11-12
CIK 1007021

 ______________________________________________________________________________
 ______________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________
                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended September 30, 1999
                                        OR
[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________ to ___________

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
Yes  X    No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                       Outstanding at November 3, 1999
   ----------------------------           -------------------------------
   Common Stock, $.01 par value                     8,021,818
______________________________________________________________________________
______________________________________________________________________________

                        WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                                       Page(s)
                                                                       -------

Part I.  Financial Information:

         Item 1.  Condensed Consolidated Balance Sheets
                     at September 30, 1999 and March 31, 1999             2

                  Consolidated Statements of Operations for the
                     three and six month periods ended
                     September 30, 1999 and 1998                          3

                  Consolidated Statements of Cash Flows for the
                     six month periods ended
                     September 30, 1999 and 1998                          4

                  Notes to Consolidated Financial Statements              5-6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  7-12

Part II. Other Information:

         Item 1.  Legal Proceedings                                      13

         Item 4.  Submission of Matters to a Vote of Security Holders    13

         Item 5.  Other Information                                      13

         Item 6.  Exhibits and Reports on Form 8-K                       14

Signatures                                                               15

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                September 30,         March 31,
                                                    1999                1999
                                                 (unaudited)
ASSETS
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                       $ 15,743           $ 22,050
  Accounts receivable, net                           1,072              1,835
  Prepaid expenses and other current assets            318                194
                                                  --------           --------
    Total current assets                            17,133             24,079
                                                  --------           --------

Property and equipment, net                          1,091              1,318
                                                  --------           --------
                                                  $ 18,224           $ 25,397
                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                $    263           $    593
  Accrued expenses                                   1,469              1,840
  Accrued royalties                                    270                341
  Deferred revenue                                   1,593              2,509
                                                  --------           --------
    Total current liabilities                        3,595              5,283
                                                  --------           --------

Stockholders' equity:
  Common stock                                          86                 85
  Additional paid-in capital                        44,372             44,325
  Treasury stock                                    (1,361)            (1,155)
  Accumulated translation adjustment                   (26)               (31)
  Accumulated deficit                              (28,442)           (23,110)
                                                  --------           --------
    Total stockholders' equity                      14,629             20,114
                                                  --------           --------
                                                  $ 18,224           $ 25,397
                                                  ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                              Three months ended          Six months ended
                                                                 September 30,              September 30,
                                                               1999         1998          1999         1998
                                                                  (unaudited)                 (unaudited)
-----------------------------------------------------------------------------------------------------------
Revenue
  Software licenses                                         $   427      $   811      $ 1,000      $ 1,487
  Maintenance and services                                    1,528        1,235        2,996        2,423
                                                            -------      -------      -------      -------
    Total revenue                                             1,955        2,046        3,996        3,910

Cost of revenue
  Cost of software licenses                                     289           76          384          132
  Cost of maintenance and services                              719          761        1,529        1,607
                                                            -------      -------      -------      -------
    Total cost of revenue                                     1,008          837        1,913        1,739

                                                            -------      -------      -------      -------
Gross profit                                                    947        1,209        2,083        2,171

Operating expenses
  Selling and marketing                                       1,748        1,644        3,746        3,380
  Research and development                                    1,677        1,703        3,173        3,406
  General and administrative                                    602          452        1,017          879
                                                            -------      -------      -------      -------
    Total operating expenses                                  4,027        3,799        7,936        7,665

                                                            -------      -------      -------      -------
Loss from operations                                         (3,080)      (2,590)      (5,853)      (5,494)

Interest and other income, net                                  266          369          521          773
                                                            -------      -------      -------      -------
Net loss                                                    $(2,814)     $(2,221)     $(5,332)     $(4,721)
                                                            =======      =======      =======      =======

Basic and diluted net loss per common share                 $ (0.35)     $ (0.26)     $ (0.67)     $ (0.56)
                                                            =======      =======      =======      =======

Weighted average basic and diluted shares outstanding         7,963        8,407        7,981        8,389
                                                            =======      =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                  Six months ended September 30,
                                                     1999              1998
                                                          (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                         $(5,332)           $(4,721)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                       455                471
   Provision for doubtful accounts                      69                 -
   Changes in operating assets and liabilities:
     Accounts receivable                               694               (232)
     Prepaid expenses and other current assets        (124)               (66)
     Accounts payable                                 (330)              (463)
     Accrued expenses                                 (366)               (79)
     Accrued royalties                                 (71)                82
     Deferred revenue                                 (916)                43
                                                   -------            -------
     Net cash used in operating activities          (5,921)            (4,965)

Cash flows from investing activities:
     Purchases of property and equipment              (228)              (355)

Cash flows from financing activities:
     Proceeds from issuance of common stock             48                 63
     Payments for common stock repurchases            (206)                -
     Payments of capital lease obligations              (5)                -
                                                   -------            -------
     Net cash provided by (used in)
       financing activities                           (163)                63

Effect of exchange rate changes on cash                  5                (11)
                                                   -------            -------
Net decrease in cash and cash equivalents           (6,307)            (5,268)

Cash and cash equivalents, beginning of period      22,050             31,779
                                                   -------            -------
Cash and cash equivalents, end of period           $15,743            $26,511
                                                   =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

   Workgroup Technology Corporation (the "Company"), incorporated in May 1992, develops and markets CMS, a production-proven product data management solution that facilitates the management of product information and work processes performed by multi-functional product development teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1999, which should be read in conjunction with these statements. However, in the opinion of management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the six month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

   Risks and Uncertainties

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

3. NET LOSS PER COMMON SHARE

   The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and diluted net loss per common share is based on the same computation but also includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased with the proceeds. Potential common shares, which consisted only of stock options, were antidilutive for each of the periods ended September 30, 1999 and 1998 and therefore the basic and diluted net loss per common share were the same for those periods.

   Options to purchase weighted average shares of the Company's common stock of 1,554,070 and 1,913,873 were outstanding for the periods ended September 30, 1999 and 1998, respectively, at weighted average prices of $3.45 and $4.01, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. SUBSEQUENT EVENTS

   In October 1999, the Board of Directors authorized management actions that will result in the discontinuance of development, sales and marketing efforts related to the WTC OpCenter product and the Company will begin exploring opportunities for the potential license or sale of the product line. As a result of this, the Company reduced its workforce by approximately 20 percent and will record a related one-time charge during the third quarter of fiscal 2000.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its CMS family of software products and fees for professional services and software maintenance. Revenue for the second quarter of fiscal 2000 decreased 4.4% to $1,955,000 from $2,046,000 compared with the same period of fiscal 1999. Revenue for the six month period ended September 30, 1999 increased 2.2% to $3,996,000 from $3,910,000 in the comparable period of fiscal 1999.

Software license revenue for the three and six month periods ended September 30, 1999 decreased 47.3% and 32.8%, respectively, to $427,000 and $1,000,000 from
$811,000 and $1,487,000 in the same periods of fiscal 1999. The three and six month periods ended September 30, 1998 were favorably impacted by higher sales from the initial promotion of the Weblink and View/Markup products.

Maintenance and services revenue for the three and six month periods ended September 30, 1999 increased 23.7% and 23.6%, respectively, to $1,528,000 and $2,996,000 from $1,235,000 and $2,423,000 in the comparable periods of fiscal 1999. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base as well as an increase in revenue from consulting services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's product. Gross profit associated with software license revenue for the second quarter of fiscal 2000 decreased to $138,000 or 32.3% of software license revenue from $735,000 or 90.6% of software license revenue in the second quarter of fiscal 1999. For the six months ended September 30, 1999, gross profit from software license revenue decreased to $616,000 or 61.6% of software license revenue from $1,355,000 or 91.1% for the same period of fiscal 1999. These changes result primarily from lower software license revenue, a one-time charge in the second quarter of fiscal 2000 for the write-off of prepaid royalties related to the WTC OpCenter product line and, to a lesser extent, the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $809,000 or 52.9% of maintenance and services revenue in the second quarter of fiscal 2000 from $474,000 or 38.4% of maintenance and service revenue in the second quarter of fiscal 1999. For the six months ended September 30, 1999, gross profit on the maintenance and services revenue increased to $1,467,000 or 49.0% from $816,000 or 33.7% of the associated revenue in the comparable period of fiscal 1999. These increases in gross profit are due primarily to higher maintenance revenue as well as lower personnel costs and higher revenue productivity in the consulting organization.

Total gross profit as a percentage of total revenue decreased to 48.4% and 52.1% for the three and six months ended September 30, 1999 from 59.1% and 55.5% in the same periods of fiscal 1999. These decreases are the result of lower software margins and a one-time charge in the second quarter of fiscal 2000 for the write-off of prepaid royalties related to the WTC OpCenter product line, partially offset by an improvement in services margins.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling and Marketing. Selling and marketing expenses increased 6.3% and 10.8% for the three and six month periods ended September 30, 1999 to $1,748,000 and $3,746,000 from $1,644,000 and $3,380,000, respectively, for the same periods of fiscal 1999. These increases resulted from higher costs for marketing programs and external market research consultants. As a result of these increases, selling and marketing expenses as a percentage of revenue increased to 89.4% and 93.7% in the three and six month periods of fiscal 2000 from 80.4% and 86.4% in the same periods of fiscal 1999.

Research and Development. Research and development expenses decreased 1.5% and 6.8% for the three and six month periods ended September 30, 1999 to $1,677,000 and $3,173,000 from $1,703,000 and $3,406,000, respectively, for the same periods of fiscal 1999. The decrease for the six month period resulted primarily from lower headcount in the development organization. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 79.4% in the six month period of fiscal 2000 from 87.1% in the same period of fiscal 1999. For the second quarter, research and development expenses as a percentage of revenue increased to 85.8% in fiscal 2000 from 83.2% in fiscal 1999 as a result of lower revenue.

General and Administrative. General and administrative expenses increased 33.2% and 15.7% for the three and six month periods ended September 30, 1999 to $602,000 and $1,017,000 from $452,000 and $879,000, respectively, for the same periods of fiscal 1999. These increases are primarily the result of expenses associated with the hiring of a new president during the quarter and an increase in the accounts receivable reserve. As a result of these increases, general and administrative expenses as a percentage of revenue increased to 30.8% and 25.5% for the three and six month periods of fiscal 2000 from 22.1% and 22.5% for each of the same periods of the previous fiscal year.

Interest and Other Income, (Net). Interest and other income, net consists primarily of interest earned on cash and cash equivalents and other income, offset by interest expense associated with equipment financing. Interest and other income for the three and six month periods ended September 30, 1999 decreased $103,000 or 27.9% and $252,000 or 32.6%, respectively, from the same periods of fiscal 1999. A decrease in interest income due to lower cash and cash equivalent balances was partially offset by other income during the quarter.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at September 30, 1999 decreased $6,307,000 to $15,743,000 from $22,050,000 at March 31, 1999. This decrease resulted primarily from cash used in operations, as well as capital expenditures of $228,000, during the six month period ended September 30, 1999. Working capital decreased $5,258,000 to $13,538,000 at September 30, 1999 from $18,796,000 at fiscal year end.

During the second quarter of fiscal 2000, the Company repurchased 10,000 shares of its common stock for $13,000. At September 30, 1999, approximately 600,000 shares of the 750,000 shares authorized by the Board of Directors had been repurchased by the Company.

In October 1999, the Board of Directors authorized management actions that will result in the discontinuance of development, sales and marketing efforts related to the WTC OpCenter product and the Company will begin exploring opportunities for the potential license or sale of the product line. As a result of this, the Company reduced its workforce by approximately 20 percent and will record a related one-time charge during the third quarter of fiscal 2000.

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

Software Product Offerings. The Company has completed testing its current product offerings for Y2K compliance. Based on its review to date, the Company believes that the current version of its products are Y2K compliant. However, management also believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under the Company's control.

Internal Infrastructure. The Company believes that it has identified the major computers, software applications and related equipment used in connection with its mission critical internal operations and has completed an assessment of these systems in regards to Y2K compliance. The Company expects to continue testing its internal systems and to undertake corrective measures, if necessary, throughout calendar year 1999.

Major Suppliers. The Company has communicated with its third-party suppliers of the major computers, software and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving Y2K. Based on information received to date, no material Y2K issues have been identified. However, the Company has limited or no control over the actions of these third-party suppliers. Where the Company believes that a particular vendor or supplier poses unacceptable Y2K risks, it has identified or will identify an alternative supply source.

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

The Company's future results are subject to substantial risks and uncertainties. Because the Company derives a substantial portion of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products, the growth of the product data management market, and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On July 30, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to elect one Class I director to serve for a three-year term or until his or her successor is elected and qualified. The Board of Directors nominated and recommended that Mr. James M. Carney, who is currently a director, be elected a Class I director. The proposal was approved by the Stockholders. Holders of 6,865,115 shares of common stock voted for the proposal. Holders of 15,285 shares abstained and there were no broker non-votes. The terms of directors Stephen J. Gaal, Charles E. Moran and John P. McDonough continued after the Annual Meeting of Stockholders. In addition, on September 20, 1999, Mr. John P. McDonough resigned as a Class II director and the Board of Directors elected Mr. Patrick H. Kareiva as a Class II director to hold office until the 2000 Annual Meeting of Stockholders or until his successor is duly elected and qualified.

Item 5. Other Information

        In October 1999, the Board of Directors authorized management actions that will result in the discontinuance of development, sales and marketing efforts related to the WTC OpCenter product and the Company will begin exploring opportunities for the potential license or sale of the product line. As a result of this, the Company reduced its workforce by approximately 20 percent and will record a related one-time charge during the third quarter of fiscal 2000.

        Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than March 2, 2000. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is March 2, 2000, provided, however, notice shall not be given prior to February 1, 2000. Further, any proposals must comply with the other procedural requirements set forth in the Company's By-laws, a copy of which is on file with the SEC, and as set forth by the SEC. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested to Workgroup Technology Corporation, 91 Hartwell Avenue, Lexington, Massachusetts, 02421, Attention: Corporate Secretary.

                        WORKGROUP TECHNOLOGY CORPORATION
                          PART II   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.16 Employment Agreement between the Company and Patrick H.
                  Kareiva

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant


Date:  November 8, 1999           /s/ Patrick H. Kareiva
      -----------------           -----------------------------------------
                                  Patrick H. Kareiva
                                  President, Chief Executive Officer, Chief
                                  Financial Officer and Secretary

Date:  November 8, 1999           /s/ Diane M. Marcou
      -----------------           -----------------------------------------
                                  Diane M. Marcou
                                  Vice President - Finance & Administration,
                                  Treasurer and Assistant Secretary