Form 10-Q
period 1999-12-31
WORKGROUP TECHNOLOGY CORP
filed 2000-02-14
CIK 1007021

 ==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


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
Yes  _X_      No  ___




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                Class                      Outstanding at February 4, 2000
      -----------------------------        -------------------------------
      Common Stock, $.01 par value                   8,044,948

  =============================================================================

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index

                                                                         Page(s)
                                                                         -------

Part I. Financial Information:

         Item 1. Condensed Consolidated Balance Sheets
                    at December 31, 1999 and March 31, 1999                 2

                 Consolidated Statements of Operations for the
                    three and nine month periods ended
                    December 31, 1999 and 1998                              3

                 Consolidated Statements of Cash Flows for the
                    nine month periods ended
                    December 31, 1999 and 1998                              4

                 Notes to Consolidated Financial
                    Statements                                              5-6


         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7-13


Part II. Other Information:

         Item 1. Legal Proceedings                                          14

         Item 5. Other Information                                          14

         Item 6. Exhibits and Reports on Form 8-K                           14


Signatures                                                                  15

                        WORKGROUP TECHNOLOGY CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                        December 31,   March 31,
                                                            1999         1999
                                                        (unaudited)
Assets
-------------------------------------------------------------------------------
Current assets:
       Cash and cash equivalents                          $ 14,196     $ 22,050
       Accounts receivable, net                                690        1,835
       Prepaid expenses and other current assets                93          194
                                                          --------     --------
             Total current assets                           14,979       24,079
                                                          --------     --------

Property and equipment, net                                    688        1,318
                                                          --------     --------
                                                          $ 15,667     $ 25,397
                                                          ========     ========


Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current liabilities:
       Accounts payable                                   $     66     $    593
       Accrued expenses                                      1,689        1,840
       Accrued royalties                                       153          341
       Deferred revenue                                      2,119        2,509
                                                          --------     --------
             Total current liabilities                       4,027        5,283
                                                          --------     --------

Stockholders' equity:
       Common stock                                             86           85
       Additional paid-in capital                           44,379       44,325
       Treasury stock                                       (1,361)      (1,155)
       Accumulated other comprehensive income                  (26)         (31)
       Accumulated deficit                                 (31,438)     (23,110)
                                                          --------     --------
             Total stockholders' equity                     11,640       20,114
                                                          --------     --------
                                                          $ 15,667     $ 25,397
                                                          ========     ========




The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                         Three months ended       Nine months ended
                                                             December 31,            December 31,
                                                          1999        1998        1999        1998
                                                            (unaudited)              (unaudited)
----------------------------------------------------------------------------------------------------
Revenue
       Software licenses                                $    515    $    816    $  1,515    $  2,304
       Maintenance and services                            1,395       1,367       4,391       3,789
                                                        --------    --------    --------    --------
             Total revenue                                 1,910       2,183       5,906       6,093

Cost of revenue
       Cost of software licenses                             137         106         521         238
       Cost of maintenance and services                      759         808       2,288       2,415
                                                        --------    --------    --------    --------
             Total cost of revenue                           896         914       2,809       2,653

                                                        --------    --------    --------    --------
Gross profit                                               1,014       1,269       3,097       3,440

Operating expenses
       Selling and marketing                               1,065       1,601       4,811       4,981
       Research and development                            1,264       1,683       4,437       5,089
       General and administrative                            533         415       1,550       1,294
       Restructuring and other related charges             1,303        --         1,303        --
                                                        --------    --------    --------    --------
             Total operating expenses                      4,165       3,699      12,101      11,364

                                                        --------    --------    --------    --------
Loss from operations                                      (3,151)     (2,430)     (9,004)     (7,924)

Interest and other income, net                               155         310         676       1,083

                                                        --------    --------    --------    --------
Net loss                                                $ (2,996)   $ (2,120)   $ (8,328)   $ (6,841)
                                                        ========    ========    ========    ========


Basic and diluted net loss per common share             $  (0.37)   $  (0.25)   $  (1.04)   $  (0.81)
                                                        ========    ========    ========    ========

Weighted average basic and diluted shares outstanding      8,032       8,476       7,998       8,413
                                                        ========    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      Nine months ended
                                                                        December 31,
                                                                      1999        1998
                                                                         (unaudited)
---------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                    $ (8,328)   $ (6,841)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
          Depreciation and amortization                                 637         708
          Loss on disposal of property and equipment                    276        --
          Provision for doubtful accounts                                69        --
          Changes in operating assets and liabilities:
             Accounts receivable                                      1,076         (63)
             Prepaid expenses and other current assets                  101         (44)
             Accounts payable                                          (527)       (323)
             Accrued expenses                                          (144)       (220)
             Accrued royalties                                         (188)        133
             Deferred revenue                                          (390)        236

                                                                   --------    --------
             Net cash used in operating activities                   (7,418)     (6,414)

Cash flows from investing activities:
             Purchases of property and equipment                       (283)       (405)

Cash flows from financing activities:
             Proceeds from issuance of common stock                      55         142
             Payments for common stock repurchases                     (206)       (132)
             Payments of capital lease obligations                       (7)         (6)

                                                                   --------    --------
             Net cash provided by (used in) financing activities       (158)          4

Effect of exchange rate changes on cash                                   5         (21)

                                                                   --------    --------
Net decrease in cash and cash equivalents                            (7,854)     (6,836)

Cash and cash equivalents, beginning of period                       22,050      31,779

                                                                   --------    --------
Cash and cash equivalents, end of period                           $ 14,196    $ 24,943
                                                                   ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements


1.    Nature of Business

      Workgroup Technology Corporation (the "Company"), incorporated in May 1992, develops and markets WTC ProductCenter (formerly CMS), a production-proven web-based product data management solution that facilitates the management of product information and work processes performed by multi-functional product development teams.

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 1999, which should be read in conjunction with these statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, the statements include all adjustments necessary for a fair presentation of the quarterly results. Except for the restructuring and other one-time charges, all adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the nine month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

      Risks and Uncertainties

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations and cash flows.

3.    Net Loss Per Common Share

      The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per common share is based on the same computation but also includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares which are assumed to have been purchased by the Company with related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for each of the three and nine month periods ended December 31, 1999 and 1998 and therefore the basic and diluted net loss per common share were the same for those periods.

      Options to purchase weighted average shares of the Company's common stock of 1,117,496 and 2,024,836 were outstanding for the periods ended December 31, 1999 and 1998, respectively, at weighted average prices of $3.55 and $3.82, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements


4.    Restructuring and Other Related Charges

      In October 1999, the Board of Directors authorized management actions that resulted in the discontinuance of development and selling and marketing efforts related to the WTC OpCenter product and the related restructuring of the Company. The Company's actions resulted in the elimination of 33 positions, a workforce reduction of approximately 35%, during the third quarter of fiscal 2000, of which six were from Services, which are typically reported in Total cost of revenue, eleven from Research and development, fourteen from Selling and marketing, and two from General and administrative.

      Revenue from the license of WTC OpCenter products and related professional services and maintenance were immaterial for the previous quarters of fiscal 2000. The Company does not expect to have any further revenue related to the WTC OpCenter product line.

      During the third quarter of fiscal 2000, the Company recorded restructuring charges of $1,303,000 and a one-time charge of $78,000 for the write-off of prepaid royalties associated with the WTC OpCenter product line. Charges applied or paid during the third quarter of fiscal 2000 were approximately $1,068,000. At December 31, 1999 the Company had an accrual for restructuring charges of $313,000, which is comprised of $87,000 of severance costs, $194,000 of costs associated with the settlement of obligations and disputes relating to WTC OpCenter contracts and $32,000 of other restructuring costs. The balance of the restructuring accrual is expected to be paid within the next two quarters.

      The $1,381,000 of restructuring and other one-time charges recorded in the third quarter of fiscal 2000 include a write-off of prepaid third party royalties of $78,000 and an asset write-down of $270,000, which are non-cash items. The remaining $1,033,000 of restructuring and other one-time charges required, or will require, the use of cash.

      The restructuring charges were determined based on formal plans approved by the Company's management using information available to it at the time. The Company expects that any additional related amounts incurred and paid will be immaterial and will be paid within the next two quarters.

      The activity impacting the accrual for the discontinuance of the WTC OpCenter product line and the related restructuring charges during the third quarter of fiscal 2000 is summarized below:

      ---------------------------------------------------------------------------------------
                                           Charges                   Charges     Balance at
                                         to Cost of   Charges to     Applied    December 31,
                                           Revenue    Operations     or Paid        1999
      ---------------------------------------------------------------------------------------
      Workforce reductions                $      -   $   618,000   $   531,000   $   87,000
      ---------------------------------------------------------------------------------------
      WTC OpCenter contract settlements          -       280,000        86,000      194,000
      ---------------------------------------------------------------------------------------
      Third-party royalty costs             78,000             -        78,000            -
      ---------------------------------------------------------------------------------------
      Asset write-downs                          -       270,000       270,000            -
      ---------------------------------------------------------------------------------------
      Other restructuring costs                  -       135,000       103,000       32,000
      ---------------------------------------------------------------------------------------
      Totals                              $ 78,000   $ 1,303,000   $ 1,068,000   $  313,000
      ---------------------------------------------------------------------------------------

      As the Company continues to review and adjust its operating model, it may incur further one-time charges in the next few quarters.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its family of software products including CMS, WTC ProductCenter, and WTC OpCenter (which was discontinued in the third quarter of fiscal 2000), and fees for professional services and software maintenance. Revenue for the third quarter of fiscal 2000 decreased 12.5% to $1,910,000 from $2,183,000 compared with the same period of fiscal 1999. Revenue for the nine month period ended December 31, 1999 decreased 3.1% to $5,906,000 from $6,093,000 in the comparable period of fiscal 1999.

Software license revenue for the three and nine month periods ended December 31, 1999 decreased 36.9% and 34.2%, respectively, to $515,000 and $1,515,000, respectively, from $816,000 and $2,304,000, respectively, in the same periods of fiscal 1999. The three and nine month periods ended December 31, 1998 were favorably impacted by higher sales from the initial promotion of the Weblink and View/Markup products as well as revenue from the license of the WTC OpCenter product.

Maintenance and services revenue for the three and nine month periods ended December 31, 1999 increased 2.0% and 15.9%, respectively, to $1,395,000 and $4,391,000, respectively, from $1,367,000 and $3,789,000, respectively, in the comparable periods of fiscal 1999. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base which was partially offset by a decrease in revenue from consulting services.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the third quarter of fiscal 2000 decreased to $378,000 or 73.4% of software license revenue from $710,000 or 87.0% of software license revenue in the third quarter of fiscal 1999. For the nine months ended December 31, 1999, gross profit from software license revenue decreased to $994,000 or 65.6% of software license revenue from $2,066,000 or 89.7% for the same period of fiscal 1999. These changes result primarily from lower software license revenue, the write-off of prepaid royalties related to the WTC OpCenter product line in the second and third quarters of fiscal 2000, and, to a lesser extent, the mix of products sold during each of the periods which required royalty payments to another party.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $636,000 or 45.6% of maintenance and services revenue in the third quarter of fiscal 2000 from $559,000 or 40.9% of maintenance and service revenue in the third quarter of fiscal 1999. For the nine months ended December 31, 1999, gross profit on the maintenance and services revenue increased to $2,103,000 or 47.9% from $1,374,000 or 36.3% of the associated revenue in the comparable period of fiscal 1999. These increases in gross profit are due primarily to higher maintenance revenue as well as lower headcount and related personnel costs in the professional services organization.

Total gross profit as a percentage of total revenue decreased to 53.1% and 52.4% for the three and nine months ended December 31, 1999 from 58.1% and 56.5% in the same periods of fiscal 1999. These decreases are the result of lower software margins, and the write-off of prepaid royalties related to the WTC OpCenter product line in the second and third quarters of fiscal 2000, partially offset by an improvement in maintenance and professional services margins.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Selling and Marketing. Selling and marketing expenses decreased 33.5% and 3.4% for the three and nine month periods ended December 31, 1999 to $1,065,000 and $4,811,000 from $1,601,000 and $4,981,000, respectively, for the same periods of fiscal 1999. The decrease for the third quarter resulted primarily from reduced headcount and related expenses and reduced marketing programs, partially due to the discontinuance of the WTC OpCenter product line. The decrease for the nine month period resulted primarily from reduced headcount and related expenses in the sales organization, partially offset by higher employee costs in the marketing organization, and WTC OpCenter related costs for marketing programs and external market research consultants in the first two quarters of fiscal 2000. As a result of these decreases, selling and marketing expenses as a percentage of revenue decreased to 55.8% and 81.5% in the three and nine month periods of fiscal 2000 from 73.3% and 81.7% in the same periods of fiscal 1999.

Research and Development. Research and development expenses decreased 24.9% and 12.8% for the three and nine month periods ended December 31, 1999 to $1,264,000 and $4,437,000 from $1,683,000 and $5,089,000, respectively, for the same periods of fiscal 1999. These decreases resulted primarily from lower headcount in the development organization primarily due to the discontinuance of the WTC OpCenter product line. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 66.2% and 75.1% in the three and nine month periods of fiscal 2000 from 77.1% and 83.5% in the same periods of fiscal 1999.

General and Administrative. General and administrative expenses increased 28.4% and 19.8% for the three and nine month periods ended December 31, 1999 to $533,000 and $1,550,000 from $415,000 and $1,294,000, respectively, for the same periods of fiscal 1999. The third quarter increase is due primarily to higher employee related costs. The nine months increase is related to higher employee related costs and costs associated with the hiring of a new president. As a result of these increases, general and administrative expenses as a percentage of revenue increased to 27.9% and 26.2% for the three and nine month periods of fiscal 2000 from 19.0% and 21.2% for each of the same periods of the previous fiscal year.

Restructuring. Restructuring expenses were $1,303,000 for the three and nine months ended December 31, 1999. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These one-time charges include severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs. Restructuring expenses as a percentage of revenue were 68.2% and 22.1% for the three and nine month periods of fiscal 2000.

In October 1999, the Board of Directors authorized management actions that resulted in the discontinuance of development and selling and marketing efforts related to the WTC OpCenter product and the related restructuring of the Company. The Company's actions resulted in the elimination of 33 positions, a workforce reduction of approximately 35%, during the third quarter of fiscal 2000, of which six were from Services, which are typically reported in Total cost of revenue, eleven from Research and development, fourteen from Selling and marketing, and two from General and administrative.

Revenue from the license of WTC OpCenter products and related professional services and maintenance were immaterial for the previous quarters of fiscal 2000. The Company does not expect to have any further revenue related to the WTC OpCenter product line.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


During the third quarter of fiscal 2000, the Company recorded restructuring charges of $1,303,000 and a one-time charge of $78,000 for the write-off of prepaid royalties associated with the WTC OpCenter product line. Charges applied or paid during the third quarter of fiscal 2000 were approximately $1,068,000. At December 31, 1999 the Company had an accrual for restructuring charges of $313,000, which is comprised of $87,000 of severance costs, $194,000 of costs associated with the settlement of obligations and disputes relating to WTC OpCenter contracts and $32,000 of other restructuring costs. The balance of the restructuring accrual is expected to be paid within the next two quarters.

The $1,381,000 of restructuring and other one-time charges recorded in the third quarter of fiscal 2000 include a write-off of prepaid third party royalties of $78,000 and an asset write-down of $270,000, which are non-cash items. The remaining $1,033,000 of restructuring and other one-time charges required, or will require, the use of cash.

The restructuring charges were determined based on formal plans approved by the Company's management using information available to it at the time. The Company expects that any additional related amounts incurred and paid will be immaterial and will be paid within the next two quarters.

The activity impacting the accrual for the discontinuance of the WTC OpCenter product line and the related restructuring charges during the third quarter of fiscal 2000 is summarized below:

----------------------------------------------------------------------------------------------
                                           Charges                     Charges     Balance at
                                          to Cost of   Charges to      Applied    December 31,
                                           Revenue     Operations      or Paid       1999
----------------------------------------------------------------------------------------------
Workforce reductions                       $     -     $  618,000    $  531,000    $ 87,000
----------------------------------------------------------------------------------------------
WTC OpCenter contract settlements                -        280,000        86,000     194,000
----------------------------------------------------------------------------------------------
Third-party royalty costs                   78,000              -        78,000           -
----------------------------------------------------------------------------------------------
Asset write-downs                                -        270,000       270,000           -
----------------------------------------------------------------------------------------------
Other restructuring costs                        -        135,000       103,000      32,000
----------------------------------------------------------------------------------------------
Totals                                     $78,000     $1,303,000    $1,068,000    $313,000
----------------------------------------------------------------------------------------------


As the Company continues to review and adjust its operating model, it may incur further one-time charges in the next few quarters.

Interest and Other Income, (Net). Interest and other income, net consists primarily of interest earned on cash and cash equivalents and other income, offset by interest expense associated with equipment financing. Interest and other income, net for the three and nine month periods ended December 31, 1999 decreased $155,000 or 50.0% and $407,000 or 37.6%, respectively, from the same periods of fiscal 1999. This decrease is the result of lower interest income due to lower cash and cash equivalent balances during fiscal 2000.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at December 31, 1999 decreased $7,854,000 to $14,196,000 from $22,050,000 at March 31, 1999. This decrease resulted primarily from cash used in operations, as well as capital expenditures of $283,000, during the nine month period ended December 31, 1999. Working capital decreased $7,844,000 to $10,952,000 at December 31, 1999 from $18,796,000 at fiscal 1999 year end.

During the third quarter of fiscal 2000, the Company did not repurchase any of its common stock. At December 31, 1999, approximately 600,000 shares of the 750,000 shares authorized by the Board of Directors had been repurchased by the Company.

In October 1999, the Board of Directors authorized management actions that resulted in the discontinuance of development and selling and marketing efforts related to the WTC OpCenter product line. During the third quarter of fiscal 2000, the Company recorded restructuring charges of $1,303,000 and a one-time charge of $78,000 for the write-off of prepaid royalties associated with the WTC OpCenter product line. Charges applied or paid during the third quarter of fiscal 2000 were approximately $1,068,000. At December 31, 1999 the Company had an accrual for restructuring charges of $313,000, which is comprised of $87,000 of severance costs, $194,000 of costs associated with the settlement of obligations and disputes relating to WTC OpCenter contracts and $32,000 of other restructuring costs. The balance of the restructuring accrual, which will be funded with the Company's existing cash balance, is expected to be paid within the next two quarters.

The $1,381,000 of restructuring and other one-time charges recorded in the third quarter of fiscal 2000 include a write-off of prepaid third party royalties of $78,000 and an asset write-down of $270,000, which are non-cash items. The remaining $1,033,000 of restructuring and other one-time charges required, or will require, the use of cash.

As the Company continues to review and adjust its operating model, it may incur further one-time charges in the next few quarters.

The third quarter of fiscal 2000 reflects higher than expected cash collections which the Company does not anticipate will continue in future quarters.

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

Assessment. The Y2K issue could affect the Company's products, computers, software and other equipment used, operated, or maintained by the Company. Accordingly, the Company developed and implemented a Y2K readiness plan focused on: (1) assessing the readiness of its software product offerings, internal infrastructure and major suppliers; (2) addressing Y2K issues; and (3) planning and budgeting for reasonably likely contingencies. Since January 1, 2000, the Company has not experienced any material issues related to Y2K, nor is it aware of its customers experiencing material Y2K problems related to the Company's software product offerings.

Software Product Offerings. The Company has completed testing of its current product offerings for Y2K compliance and believes that the current versions of its products are Y2K compliant. Management believes, however, that it is not possible to determine with complete certainty that all Y2K issues affecting the Company's current software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under the Company's control. The Company has responded to, and will continue to respond to, customer questions related to prior versions of its products on a case-by-case basis.

Internal Infrastructure. The Company believes that it has identified the major computers, software applications and related equipment used in connection with its mission critical internal operations and has completed an assessment of these systems in regards to Y2K compliance. To date, the Company has not experienced any significant issues regarding the Y2K compliance of these systems.

Major Suppliers. The Company has communicated with its third-party suppliers of the major computers, software and other equipment used, operated, or maintained by the Company in order to identify, and, to the extent possible, to resolve issues involving Y2K. Based on information received to date, no material Y2K issues have been identified, and the Company has not experienced any material Y2K problems related to these suppliers. In the event that the Company believes that a particular vendor or supplier poses unacceptable Y2K risks, it will seek an alternative supply source.

Cost of Year 2000 Compliance. Costs incurred in the Company's Y2K compliance effort have included the allocation of personnel to test its products and systems as well as to upgrade internal systems. To date, costs incurred by the Company for Y2K compliance have not been material, and the Company does not expect the Y2K problem to have a material impact on its business or operating results going forward.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Risk of Year 2000 Issues. To date, the Company has not experienced any material adverse effects on its products, including any problems with third party software incorporated into its products, due to the transition to Year 2000. However, management believes that it is not possible to determine with complete certainty that all Y2K issues affecting the Company have been identified or corrected. The Company cannot predict the nature or materiality of the impact on its operations or operating results of Y2K disruption by parties over whom it has no control. Furthermore, the purchasing patterns of the Company's customers or potential customers may be affected by Y2K issues if they must expend significant resources to correct their own systems. As a result, they may have fewer funds available to purchase the Company's products and services.

Contingency Plans. As part of its Y2K compliance planning process, the Company has a contingency plan to be implemented if the need arises. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short- to medium-term use of backup equipment and software, increased work hours for Company personnel, or the use of contract personnel to correct on an accelerated schedule any Y2K issues that arise, or to provide manual workarounds for information systems, and similar approaches. The Company can not assure that it will not experience problems which could have a material adverse impact on its business, operating results or financial conditions, that the implementation of modifications to any embedded products will not be delayed, or that the Company will still not experience unexpected Y2K problems with its products.


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

The Company's future results are subject to substantial risks and uncertainties. Because the Company derives a substantial portion of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products, or the lengthening of the sales cycle, either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products, the growth of the product data management market, and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development, and marketing resources than the Company. To date, the Company has not experienced any significant issues or incurred any material costs related to the transition to Year 2000. However, the Company can not assure that it will not experience Y2K problems which could have a material adverse impact on its business, operating results or financial conditions, that the implementation of modifications to any embedded products will not be delayed, or that the Company will still not experience unexpected Y2K problems with its products .

The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including the timing and shipment of enhancements to the Company's products, and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, an unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and stock price.

                        WORKGROUP TECHNOLOGY CORPORATION
                            Part II Other Information


Item 1.   Legal Proceedings

          The Company is not a party to any litigation that it believes would have a material impact on its business.


Item 5.   Other Information

          Stockholder Proposals. Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than March 2, 2000. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is March 2, 2000, provided, however, that notice shall not be given prior to February 1, 2000. Further, any proposals must comply with the other procedural requirements set forth in the Company's By-laws, a copy of which is on file with the SEC, and as set forth by the SEC. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested, to Workgroup Technology Corporation, 91 Hartwell Avenue, Lexington, Massachusetts, 02421, Attention: Corporate Secretary.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.