Form 10-Q/A
period 1999-12-31
WORKGROUP TECHNOLOGY CORP
filed 2000-02-16
CIK 1007021

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________
                                  FORM 10-Q/A
                         Amendment No. 1 to Form 10-Q

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
Yes  X      No
    ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                       Outstanding at February 4, 2000
   ----------------------------           -------------------------------
   Common Stock, $.01 par value                     8,044,948

================================================================================

This Amendment No. 1 on Form 10-Q/A amends and restates Part II Other Information of the Quarterly Report on Form 10-Q filed by Workgroup Technology Corporation (the "Company"), a Massachusetts corporation, with the Securities and Exchange Commission on February 14, 2000. Due to a transmission error, the original filing did not include the Signatures page to the Company's Form 10-Q for this period.

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


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  February 11, 2000          /s/ Patrick H. Kareiva
       -----------------          ----------------------
                                  Patrick H. Kareiva
                                  President, Chief Executive Officer, Chief
                                  Financial Officer, and Secretary

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  February 16, 2000          /s/ Patrick H. Kareiva
       -----------------          ----------------------
                                  Patrick H. Kareiva
                                  President, Chief Executive Officer, Chief
                                  Financial Officer, and Secretary