Form 10-K
period 2000-03-31
WORKGROUP TECHNOLOGY CORP
filed 2000-06-02
CIK 1007021

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

     For the Fiscal Year Ended:  March 31, 2000
                                       or
 [_]    Transition Report Pursuant to Section 13 or 15(d) of The Securities
 Exchange Act of 1934.

     For the transition period from __________  to __________

                       Commission File Number:  0-27798
                       _________________________________

                        Workgroup Technology Corporation
             (Exact name of registrant as specified in its charter)


             Delaware                          04-3153644
 ---------------------------------          ----------------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

   91 Hartwell Ave., Lexington, MA                 02421
 ----------------------------------------      --------------
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


 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 25, 2000 (based on the closing price as quoted by Nasdaq National Market as of such date) was approximately $4,490,000.

 As of May 25, 2000, 8,070,407 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 28, 2000 are incorporated by reference into Part III hereof.

================================================================================

                           Forward Looking Statements

     From time-to-time, information provided by the Company or statements made by its employees, including statements made herein, may contain "forward-looking" information which involve risks and uncertainties. In particular, the statements set forth below under the heading "WTC's Strategy" regarding the Company's objectives to build on its market position, enhance product offerings, expand third-party relationships and broaden distribution and market awareness are "forward-looking" statements and are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company's actual results may vary significantly from those stated in any forward-looking statements. Important information about the factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed in "Certain Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10K.



                                     PART I

ITEM 1.  BUSINESS

General

     Founded in 1992, Workgroup Technology Corporation ("WTC" or the "Company") develops, markets and supports collaborative product data management ("PDM") solutions to help manufacturers optimize product development. The Company's proven family of collaborative PDM solutions, WTC ProductCenter(TM), provides product development organizations with product content management and process automation. This engineering solution is web-enabled and extendable across a global enterprise, including customers, partners and the supply chain, and is quickly implemented and customizable. WTC also offers WTC Professional Services providing consulting, training and technical support to help companies achieve rapid return on investment.

     The Company was incorporated in the State of Delaware in May 1992. The Company's principal executive offices are located at 91 Hartwell Avenue, Lexington, Massachusetts 02421, and its telephone number is (781) 674-2000. References herein to "WTC" and the "Company" include Workgroup Technology Corporation and its wholly-owned subsidiary, Workgroup Technology GmbH.

Industry Background

     Intense competitive pressures are driving companies to shorten their product development cycles and time-to-market while improving their product quality and reducing product costs. The globalization of markets, and distributed design and manufacturing functions, requires flexible systems to simplify the ever-increasing complexities of product information and processes while having the ability to securely provide product information globally to customers, partners and to various levels in the supply chain. These pressures are forcing companies to re-engineer their management of the product development process.

     Effectively managing the product development process imposes significant demands on information systems. Manufacturers create and store product development information in a wide range of disparate applications and systems such as Computer Aided Design ("CAD") systems; Electronic Design Automation ("EDA") systems; word processing; enterprise resource planning ("ERP") systems; and various project management tools. Companies must be able to integrate these islands of information in order for this critical product content to be accessible across the enterprise and processes need to be put in place in order to improve product development efficiencies.

WTC Family of Products

     WTC's family of products, WTC ProductCenter(TM) (formerly (CMS(TM)), facilitates the management of product information and workflow processes with collaborative product data management to optimize product development.

     WTC ProductCenter is a proven enterprise-wide, collaborative product data management solution that delivers web-enabled core and extended PDM capabilities. This proven combination of secure product content management and business process automation optimizes product development for manufacturers.

     WTC ProductCenter's core PDM technology allows for the secure management of product information. Core PDM allows designers and developers to manage, share, modify and track all types of product data and documents throughout the product development process and provides proven workflow capabilities for automating business processes. The solution is designed to manage, automate and accelerate the creation, capture, modification, control and reuse of product and process information.

     WTC ProductCenter's extended PDM technology allows all the members of the product development process in the global enterprise, including engineering, manufacturing, customers, partners and the supply chain, to dynamically collaborate. WTC ProductCenter builds upon the core PDM engine with a wide range of enterprise integrations such as CAD management, ERP integration, engineering change management and supply chain management.


     WTC ProductCenter Benefits:


          Controlled and Secure Accessibility: Utilizing WTC ProductCenter's secure electronic vault, a company's critical product information is organized, stored and made accessible throughout the enterprise. Access to the information is based on assigned permissions to users, or groups of users, enabling the right information to be accessible to those who need it at the right time.

          Enterprise Integration: This flexible Windows/Unix/Web-based system allows companies to integrate various information systems, tools, and industry products for enterprise wide collaboration of information and process automation. WTC ProductCenter provides various types of user access through standard interfaces and toolkits for native or web-based user interfaces. WTC also provides application-specific integrations with industry applications such as Pro/ENGINEER(R), SolidWorks(R), AutoCAD(R), FrameMaker(R), and Microsoft(R) Office(TM).

          Quick Adaptability: WTC ProductCenter is a flexible, modular system that can be quickly implemented and customized. As a result, WTC ProductCenter can be managed without an overwhelming burden on administrators and it can be tailored to suit the needs of a growing enterprise, reducing the ongoing cost of ownership.


     The WTC ProductCenter family of solutions is a suite of modules that, when combined, offer a unified software solution that provides a consistent user interface and common data management structure. WTC ProductCenter modules may be deployed in various combinations to meet the specific needs of a customer. The following modules comprise the WTC ProductCenter product family:

     WTC ProductCenter(TM)
     ---------------------
     The core of the WTC ProductCenter product family, WTC ProductCenter provides comprehensive document and release management, including vault management, version control, security, administration and reporting. WTC ProductCenter manages product-related documents, data, and information, such as CAD models, bills of materials, technical specifications and regulatory documents.

     WTC ProductCenter(TM) Workflow
     ------------------------------
     WTC ProductCenter Workflow is a flexible and proven process management application that allows companies to model the business process for WTC ProductCenter managed information. Work requests are routed to the appropriate individuals and groups, together with the information needed to perform the work. WTC ProductCenter team members have access to the current status of all workflow processes.

     WTC ProductCenter(TM) Replication Server
     ----------------------------------------
     When a customer needs to support an enterprise or an extended enterprise distributed over wide-area networks ("WAN"), WTC ProductCenter Replication Server supports distribution to multiple sites worldwide. The WTC ProductCenter Replication Server distributes files to user-defined replication vaults that can exist anywhere on the WAN. The WTC ProductCenter Replication Server reduces network traffic and response time for the distributed teams, particularly for those sharing work on large design projects.

     WTC ProductCenter(TM) C/C++ Toolkit
     -----------------------------------
     Through its C/C++ Toolkit module, WTC ProductCenter allows users to build C/C++ applications and customize their environment by automating tasks such as viewable generations, batch loading of product information, automating workflow processes, or integrating other enterprise information systems such as ERP.

     WTC ProductCenter WebLink(TM) Toolkit
     -------------------------------------
     WTC ProductCenter WebLink Toolkit is an easy-to-use toolkit for producing HTML-based web applications for accessing information managed within WTC ProductCenter. WTC ProductCenter WebLink Toolkit allows customers to create web-based clients which can be tailored specifically for particular users or groups of users. Simplified clients can be created utilizing familiar browser interfaces which mask the complexity of the underlying data management system. The WebLink Toolkit enables organizations to replace inefficient paper-based systems for distributing product development information from the engineering department to other users of the information within and outside of the company.

     WTC ProductCenter(TM) Pro/ENGINEER(R) Integrator
     ------------------------------------------------
     The WTC ProductCenter Pro/ENGINEER Integrator provides integration with PTC's Pro/ENGINEER family of mechanical design and analysis tools. This integration supports the management of all Pro/ENGINEER configurations and automatically extracts and maintains the relationships and attributes which define the Pro/ENGINEER design. By leveraging WTC ProductCenter release management, the Pro/ENGINEER design team is able to easily build and retrieve configurations throughout the product lifecycle.

     WTC ProductCenter(TM) SolidWorks(R) Integrator
     ----------------------------------------------
     The WTC ProductCenter SolidWorks Integrator provides integration with SolidWorks Corporation's SolidWorks solid modeling solution. This integration provides SolidWorks users with file and configuration management of SolidWorks data. WTC ProductCenter SolidWorks Integrator builds WTC ProductCenter associations automatically from SolidWorks configurations and populates ProductCenter attributes from SolidWorks attributes. This integration allows the SolidWorks design team to build and retrieve configurations throughout the product lifecycle.

     WTC ProductCenter(TM) AutoCAD(R) Integrator
     -------------------------------------------
     The WTC ProductCenter AutoCAD Integrator provides integration with Autodesk's AutoCAD design environment. This integration allows users to build WTC ProductCenter configurations from AutoCAD data and populate WTC ProductCenter attributes from AutoCAD attributes.

     WTC ProductCenter(TM) FrameMaker(R) Integrator
     ----------------------------------------------
     The WTC ProductCenter FrameMaker Integrator allows access to WTC ProductCenter functions from within Adobe's FrameMaker publishing environment. Users can automatically generate, add, and associate PDF viewables on add and check-in and use FrameMaker variables to fill in WTC ProductCenter attributes.

     WTC ProductCenter(TM) Microsoft Office(R) Integrator
     ----------------------------------------------------
     The WTC ProductCenter Microsoft Office Integrator provides Microsoft Word and Microsoft Excel integrations to WTC ProductCenter. These integrations work from within Word and Excel to provide direct access to common WTC ProductCenter functions. Users can populate WTC ProductCenter attributes from document properties and perform searches on custom or common attributes.

     WTC ProductCenter client products are available on Microsoft Windows 95/98/NT, Sun Solaris, HP-UX, SGI Irix, Netscape and Internet Explorer. WTC ProductCenter server products are available on Microsoft Windows NT, Sun Solaris, HP-UX, and SGI Irix. The web server component supports Netscape Enterprise Server, Microsoft Internet Information Server, and Apache Web Server. WTC ProductCenter also supports the Oracle 8 database.

     WTC Professional Services offer a complete line of technical support, consulting and training services. These services are an important component of the total solution the Company provides to its customers.

     System administrator training is provided to customers to prepare them for successful implementation of WTC ProductCenter. Implementation and business consulting services are offered to those customers who request assistance in installing software, designing databases, organizing data and modeling development processes. The Company also provides software maintenance which includes central call center support, technical updates and maintenance releases of products as determined by the Company.

WTC's Strategy

     WTC's strategy is to continue to build on its position in the product data management market with its PDM products. The Company intends to achieve this goal by providing customers with pragmatic, adaptable solutions that can be put into production quickly to meet customers' product development needs, expanding third-party relationships, and creating an organization that can sustain its future expansion.

     In line with this strategy, the Company has further enhanced the functionality of its core PDM technology with upgraded product releases, additional applications and related products developed both internally and in conjunction with leading technology partners. Also during fiscal 2000, the Company continued to build upon its technology base by adding new features and functionality, such as web-enabled capabilities, year 2000 compliance, and Windows NT support, to the former CMS product with the controlled rollout of a major new release re-named WTC ProductCenter.

     During fiscal 2000, the Company discontinued its knowledge-based program management solution, WTC OpCenter, which was first released in fiscal 1999. The Company's focus since then has been redirected to its original core PDM business.

Customers

     WTC's products are used by more than 50,000 users at hundreds of customer sites worldwide and have been implemented across a range of industries including telecommunications, medical products, automotive, aerospace and defense. WTC customers include corporations such as 3Com Corporation; ADC Telecommunications, Inc.; Alcatel USA; Arris Interactive; Eaton Corporation; General Electric Company; Honeywell, Inc.; Siemens Energy & Automation, Inc.; United States Surgical Corporation; U.S. Army; and Whirlpool Corporation.

Sales and Marketing

     During fiscal 2000, the Company reorganized its sales organization into a single group, National Accounts, which also includes support for value-added resellers ("VARs"). The National Accounts group consists of sales representatives, technical account managers, and telesales representatives, and is focused on meeting the needs of, and expanding the Company's opportunities within, its existing customer base, as well as with new customers.

     The Company utilizes VARs to complement its direct sales force. These VARs have vertical market expertise and are predominantly focused on providing product development solutions to new and existing customers. To avoid channel conflict, generally, direct sales personnel are compensated both on their performance and that of the VARs in their territory. As of March 31, 2000, the Company had seven VARs located throughout North America and Europe.

     The Company also currently has an OEM relationship with Zuken, Inc., one of Japan's largest independent software suppliers, focused on the ECAD marketplace. OEM partners provide vertical market expertise and sell to customers generally not targeted by or geographically accessible to the Company's direct sales force.

     To support the sales process, the Company conducts marketing programs that include trade shows and customer communications programs, generally via its website located at www.workgroup.com. The Company sponsors user groups and customer advisory boards as a source of feedback about its customers' requirements.

     The Company does not believe that its revenue is materially impacted by seasonality.

     As of March 31, 2000, the Company's sales and marketing organization consisted of 13 people located in the Company's headquarters in Lexington, Massachusetts and in locations throughout the United States.

Customer Support and Consulting

     The Company's customers utilize WTC ProductCenter in mission-critical applications on which the success of the organization may depend. Therefore, a high level of customer service, training and technical support is critical. The Company's customer support organization provides support through telephone, the worldwide web, electronic mail and fax communications. As of March 31, 2000, the Company's customer support and consulting organization consisted of 15 people. OEMs and some VARs offer first-level customer support to their end-user customers and rely on the Company for any additional required support. The Company receives fees for support and maintenance provided to these channel partners. The Company offers consulting services, at a fee, to customers seeking assistance in the implementation, use and expansion of the Company's products.

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

   As of March 31, 2000, the Company's product development staff consisted of 12 employees. The Company's total expense for research and development in fiscal 1998, 1999 and 2000 was $5.7 million, $6.7 million and $5.5 million, respectively.

Competition

   The PDM and product development markets are intensely competitive and are subject to rapid change. The Company's competitors offer a variety of products and services to address these markets. No company is currently the dominant leader in the PDM market. However, the Company's CMS and WTC ProductCenter family of products currently encounters direct competition from a number of public and privately-held companies. In addition, the possible entrance of new competitors may intensify competition in these markets. Vendors of relational database management systems and enterprise resource planning systems, among others, may compete with the Company in the future. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

Proprietary Rights

   The Company primarily relies upon a combination of copyright, trademark and trade secret laws, nondisclosure agreements and license agreements to establish and protect proprietary rights in its products. The Company currently holds a patent on certain technology contained in its now-discontinued WTC OpCenter product. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The software development industry is characterized by rapid technological change. Therefore, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of its technology. The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company or its licensors with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's market segment grows and the functionality of products in different market segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

   Workgroup Technology Corporation, Workgroup, WTC, the Company's logo, CMS, WTC ProductCenter, Workflow, Replication Server, Pro/ENGINEER Integrator, SolidWorks Integrator, AutoCAD Integrator, FrameMaker Integrator, Microsoft Office Integrator, C/C++ Toolkit, WebLink Toolkit, WTC Professional Services, and WTC OpCenter are trademarks of the Company. All other trademarks and trade names referred to in this report are the property of their respective owners.

Employees

   As of March 31, 2000, the Company employed 55 persons, including 12 product development personnel, 10 sales personnel, 15 customer support, training and consulting personnel, 15 finance and administration personnel and 3 marketing personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the year ended March 31, 2000, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

   The Company's Common Stock trades on the Nasdaq National Market under the symbol "WKGP". On May 25, 2000, the closing price of the Company's Common Stock was $0.6875 per share. As of May 25, 2000, there were approximately 100 holders of record of the Company's Common Stock and at least 2,000 beneficial holders, based on information obtained from the Company's transfer agent.

   The following table sets forth quarterly high and low prices of the Common Stock for the indicated fiscal periods:

                                                      2000                         1999
                                              High            Low           High        Low
                                              ----            ---           ----        ---
First Quarter                                $2.06           $1.19         $4.00       $3.50
Second Quarter                                1.81            1.00          3.56        2.13
Third Quarter                                 2.88            0.88          2.63        1.56
Fourth Quarter                                4.25            1.25          2.88        1.50

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the financial statements of the Company, and should be read in conjunction with those statements, which are included herein.

                                                                                Fiscal Year Ended March 31,
                                                         2000             1999           1998             1997            1996
                                                      ----------       ----------     ----------       ----------      ----------
                                                                            (in thousands, except per share data)
Statement of Operations Data:

Revenue                                                 $  7,703         $  8,631       $ 7,638         $10,439         $10,477
Gross profit                                               4,059            5,069         4,465           7,969           8,794
Operating expenses                                        14,565           15,311        14,248          12,255           7,405
Income (loss) from operations                            (10,506)         (10,242)       (9,783)         (4,286)          1,389

Net income (loss)                                         (9,619)          (8,936)       (8,075)         (2,407)          1,448

Basic net income (loss) per common share                $  (1.20)        $  (1.07)      $ (0.98)        $ (0.30)        $  0.80
Basic shares outstanding                                   8,012            8,360         8,226           7,994           1,808

Diluted net income (loss) per common share              $  (1.20)        $  (1.07)      $ (0.98)        $ (0.30)        $  0.29
Diluted shares outstanding                                 8,012            8,360         8,226           7,994           5,036


                                                                                          March 31,
                                                          2000                1999          1998            1997            1996
                                                       ----------          ----------    ----------      ----------      ----------
                                                                                      (in thousands)
Balance Sheet Data:

Working capital                                        $  9,707            $ 18,789       $28,442         $36,555         $39,426
Total assets                                             14,074              25,397        35,075          41,796          44,073
Total stockholders' equity                               10,403              20,114        30,039          37,927          40,114

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

Results of Operations

     The following table sets forth for the periods indicated, certain consolidated financial data as a percentage of total revenue:

                                                          Percentage of Total Revenue
                                                     ------------------------------------

                                                          Fiscal Year Ended March 31,
                                                     ------------------------------------
                                                       2000           1999         1998
                                                     --------       --------     --------
     Revenue:
          Software licenses                              25.4%          38.8%        42.9%
          Maintenance and services                       74.6           61.2         57.1
                                                     --------       --------     --------
                    Total revenue                       100.0          100.0        100.0

     Gross profit                                        52.7           58.7         58.5

     Operating expenses:
          Selling and marketing                          74.5           79.9         80.9
          Research and development                       71.7           77.1         75.2
          General and administrative                     26.0           20.4         30.4
          Restructuring                                  16.9            0.0          0.0
                                                     --------       --------     --------
                    Total operating expenses            189.1          177.4        186.5

     Loss from operations                              (136.4)%       (118.7)%     (128.0)%

Fiscal 2000 Compared to Fiscal 1999

     Revenue. The Company's revenue consists of license fees for its WTC ProductCenter (formerly CMS) and WTC OpCenter software products and fees for professional services and software maintenance. The Company had total revenue of $7,703,000 in fiscal 2000 as compared to total revenue of $8,631,000 in fiscal 1999, a decrease of $928,000 or 10.8%.

     Software license revenue decreased 41.7% in fiscal 2000 to $1,954,000 from $3,353,000 in fiscal 1999. This revenue decrease resulted primarily from a decline in the sales of the Weblink and View/Markup products, which had a significant contribution to revenue in 1999 due to the initial offering to the customer base. Secondarily, this revenue decrease is also attributable to the discontinuance in fiscal 2000 of the Company's knowledge-based program management product, WTC OpCenter.

     Maintenance and services revenue increased 8.9% to $5,749,000 from $5,278,000 in fiscal 1999. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base and of a higher rate of maintenance contract renewals from such customers, partially offset by a decrease in revenue from consulting services.

     Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable to third parties upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for fiscal 2000 was $1,396,000 or 71.4% of software license revenue versus $2,983,000 or 89.0% of software license revenue in fiscal 1999. This decrease is primarily the result of lower software license revenue and an increase in cost of revenue due to the write-off of prepaid royalties related to the WTC OpCenter product line during fiscal 2000, and, to a lesser extent, the mix of products sold during each of the periods which required royalty payments to another party.

     Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $2,663,000 in fiscal 2000 from $2,086,000 in fiscal 1999. As a percentage of maintenance and services revenue, the gross margin increased to 46.3% in fiscal year 2000 from 39.5% in fiscal year 1999. This increase in gross profit is due primarily to a favorable mix of maintenance revenue, which is a significant contributor to margin, for fiscal 2000 and, to a lesser extent, a reduction in employee-related costs in the consulting organization, partially offset by a reduction in consulting revenue.

     Selling and Marketing. The Company's products are distributed worldwide through its direct sales organization as well as its strategic partners, which include resellers and OEMs. Selling and marketing expenses decreased 16.8% in fiscal 2000 to $5,736,000 from $6,895,000 in fiscal 1999. This decrease is primarily the result of reduced headcount and related expenses in the sales organization, partially offset by higher employee costs in the marketing organization, and WTC OpCenter related costs for marketing programs and external market research consultants in the first two quarters of fiscal 2000.

     Research and Development. Research and development expenses decreased 17.0% in fiscal 2000 to $5,520,000 from $6,654,000 in fiscal 1999. The decrease in fiscal 2000 resulted primarily from reduced headcount and related expenses. As a result of this expense decrease and the lower revenue level of the Company, research and development expenses as a percentage of revenue was 71.7% in fiscal 2000 versus 77.1% in fiscal 1999.

     General and Administrative. In fiscal 2000, general and administrative expenses increased 13.8% to $2,006,000 from $1,762,000 in fiscal 1999. The increase in general and administrative expenses in fiscal 2000 as compared to fiscal 1999 is due to higher employee related costs and costs associated with the hiring of a new president. As a percentage of revenue, general and administrative expenses increased to 26.0% in fiscal 2000 from 20.4% in fiscal 1999.

     Restructuring. Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These charges include severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs.

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

     Revenue from the license of WTC OpCenter products and related professional services and maintenance were immaterial for fiscal year 2000. The Company does not expect to have any further revenue related to the WTC OpCenter product line.

     During fiscal 2000, the Company recorded restructuring charges of $1,303,000 and charges of $288,000 for the write-off of prepaid royalties associated with the WTC OpCenter product line. Charges applied or paid during the fiscal year were approximately $1,582,000. At March 31, 2000 the Company had an accrual for restructuring charges of $9,000 related to the pending closing of its Germany-based subsidiary, Workgroup Technology GmbH, which is expected to be paid during fiscal year 2001.

     The $1,591,000 of restructuring and other charges recorded in fiscal year 2000 include a write-off of prepaid third party royalties of $288,000 and an asset write-down of $270,000, which are non-cash items. The remaining $1,033,000 of restructuring and other charges required, or will require, the use of cash.

     The restructuring charges were determined based on formal plans approved by the Company's management using information available to it at the time. The Company does not expect to record any additional amounts related to this restructuring.

     The activity impacting the accrual for the discontinuance of the WTC OpCenter product line and the related restructuring charges during fiscal year 2000 is summarized below:

-----------------------------------------------------------------------------------------------------------------------
                                                       Charges                              Charges        Balance at
                                                       to Cost of      Charges to           Applied        March 31,
                                                       Revenue         Operations           or Paid        2000
-----------------------------------------------------------------------------------------------------------------------
 Workforce reductions                                    $      -        $  618,000        $  618,000          $    -
-----------------------------------------------------------------------------------------------------------------------
 WTC OpCenter contract settlements                              -           280,000           280,000               -
-----------------------------------------------------------------------------------------------------------------------
 Third-party royalty costs                                288,000                 -           288,000               -
-----------------------------------------------------------------------------------------------------------------------
 Asset write-downs                                              -           270,000           270,000               -
-----------------------------------------------------------------------------------------------------------------------
 Other restructuring costs                                      -           135,000           126,000           9,000
-----------------------------------------------------------------------------------------------------------------------
 Totals                                                  $288,000        $1,303,000        $1,582,000          $9,000
-----------------------------------------------------------------------------------------------------------------------



     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash and cash equivalents and other income, offset by interest expense associated with equipment financing. As a result of lower average cash and cash equivalent balances during fiscal 2000, interest and other income, net decreased 32.1% to $887,000 in fiscal 2000 from $1,306,000 in fiscal 1999.


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

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash and cash equivalents. As a result of a lower average cash balance and slightly lower interest rates during fiscal 1999, net interest income decreased 26.5% to $1,306,000 in fiscal 1999 from $1,778,000 in fiscal 1998.

     Provision for Income Taxes. For fiscal 1999, the provision for income taxes decreased to zero from $70,000 for fiscal 1998. The fiscal 1998 provision for taxes was attributable to state taxes as well as taxable income in the Company's foreign subsidiaries, some of which have been closed.


Liquidity, Capital Resources and Market Risks

     Cash and cash equivalents at March 31, 2000 decreased $9,644,000 to $12,406,000 from $22,050,000 at March 31, 1999. This decrease results primarily from cash used for operating activities of $9,095,000, which included restructuring costs of $1,024,000, stock repurchases of $206,000 and capital expenditures of $447,000 in fiscal 2000.

     In October 1998 and May 1999, the Board of Directors authorized the repurchase, at management's discretion, of up to 500,000 and 250,000 shares, respectively, of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. At March 31, 2000, the Company had repurchased approximately 600,000 of the 750,000 shares authorized. In May, 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to an additional 1,000,000 shares to be purchased from time-to-time on the open market at prevailing prices. Subsequent to March 31, 2000 and as of May 31, 2000, no additional shares have been repurchased.

     The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements for at least the next fiscal year.

     During fiscal 2000, the Company did not own any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standard No. 107. The Company holds no investment securities nor has it issued any debt obligations which would require disclosure of market risk. Currently, the Company does not engage in foreign currency hedging activities.

     To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.


Year 2000 Readiness Disclosure Statement

     Last year, the Company discussed the nature and progress of its plans to become Year 2000 ("Y2K") ready. In late 1999, the Company completed its identification and Y2K testing of its software product offerings, internal infrastructure and major suppliers. As a result of those efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company has not experienced any material adverse effects on its products, including any problems with third party software incorporated into its products, due to the transition to Year 2000. The Company has not incurred any material costs in connection with Y2K compliance to date and does not expect to incur any material levels of expenditure on this issue during fiscal 2001. The Company will continue to monitor its computer systems and those of its suppliers and vendors to ensure that any latent Y2K matters that may arise are addressed promptly.


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

     The Company's future results are subject to substantial risks and uncertainties. Because the Company derives a substantial portion of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's continued growth is dependent on achieving broader market acceptance of its products, including the recently introduced WTC ProductCenter and the growth of the product data management market and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

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



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item may be found under the sections captioned "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16 Reporting" in the Company's Proxy Statement (the "2000 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on July 28, 2000, and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended March 31, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2000 Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Transactions" in the 2000 Proxy Statement, and is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a)(1)    Financial Statements.

     The following financial statements are filed as part of this report:

                                                                                                                    Page
                                                                                                                    ----
Report of Independent Accountants................................................................................    F-1

Consolidated Balance Sheets at March 31, 2000 and 1999...........................................................    F-2

Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998..........................    F-3

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998................    F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998..........................    F-5

Notes to Consolidated Financial Statements.......................................................................    F-6

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

     (a)(3)    List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

     Exhibit
     Number              Description
     ------              -----------
      3.1(1)             Amended and Restated Certificate of Incorporation of the Company
      3.2(1)             Amended and Restated By-Laws of the Company
      4.1(1)             Specimen certificate representing the Common Stock
     10.1(1)             1996 Stock Plan
     10.2(2)             Form of Incentive Stock Option Agreement under the 1996 Stock Plan
     10.3(2)             Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
     10.4(1)             1996 Employee Stock Purchase Plan
     10.5(2)             1996 Employee Stock Purchase Plan Enrollment Authorization Form
     10.6(1)             1996 Non-Employee Director Stock Option Plan
     10.7(2)             Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee
                         Director Stock Option Plan of the Registrant
     10.8(1)             Registration Rights Agreement between the Company and the Preferred Stockholders,
                         James Carney and James Simmons, as amended as of November 27, 1995
     10.9(3)             Master Lease Agreement between the Company and Mortimer B. Zuckerman and
                         Edward H. Linde, Trustees of 91 Hartwell Avenue Trust dated July 30, 1996
     10.10(1)            Form of Executive Management Incentive Compensation Plan of the Company
     10.11(1)            Form of Non-Competition Agreement between the Company, its executive officers and founders
     10.13(4)            Employment Agreement between the Company and John P. McDonough
     10.14(5)            Form of Severance Agreement between the Company and certain executive officers
     10.15*              Employment Agreement between the Company and Patrick H. Kareiva
     21.1(5)             Subsidiaries of the Company
     23.1*               Consent of Independent Accountants (PricewaterhouseCoopers LLP)
     24.1*               Power of Attorney (see page 18)
     27.1*               Financial Data Schedule

__________________
        (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).
        (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
        (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
        (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
        (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
         *   Filed herewith.

     (b)       Reports On Form 8-K.

     There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2000.

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


                          WORKGROUP TECHNOLOGY CORPORATION


Date:  May 31, 2000       By: /s/ Patrick H. Kareiva
                             ---------------------------------------------------
                             Patrick H. Kareiva
                             President, Chief Executive Officer, Chief Financial Officer, Director, Treasurer and Secretary


                       POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officer and directors of Workgroup Technology Corporation, hereby severally constitute and appoint Patrick H. Kareiva our true and lawful attorney, with the power to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Workgroup Technology Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of May, 2000.


                    Signature                                              Title(s)
                    ---------                                              --------
/s/ Patrick H. Kareiva                                 President, Chief Executive Officer, Chief Financial
-------------------------------------------------      Officer, Director, Treasurer and Secretary (Principal
Patrick H. Kareiva                                     Executive Officer)

/s/ James M. Carney                                    Director, Chairman of the Board
-------------------------------------------------
James M. Carney

/s/ Stephen J. Gaal                                    Director
-------------------------------------------------
Stephen J. Gaal

/s/ Charles E. Moran                                   Director
-------------------------------------------------
Charles E. Moran

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Workgroup Technology Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Workgroup Technology Corporation and its subsidiary (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Boston, Massachusetts
April 19, 2000, except for the information in Note J, as to which the date is May 31, 2000

                       WORKGROUP TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 2000 and 1999
(dollars in thousands)


                                                        2000       1999
                                                        ----       ----
ASSETS

Current assets:
  Cash and cash equivalents                         $ 12,406   $ 22,050
  Accounts receivable (net of allowance of
      $60 in 2000 and $200 in 1999)                      763      1,835
  Prepaid expenses and other current assets              209        194
                                                    --------   --------

         Total current assets                         13,378     24,079

  Property and equipment, net                            696      1,318
                                                    --------   --------

            Total assets                            $ 14,074   $ 25,397
                                                    ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $     53   $    593
  Accrued expenses                                       989      1,582
  Accrued vacation                                        83        258
  Accrued royalties                                       50        341
  Deferred revenue                                     2,496      2,509
                                                    --------   --------

         Total current liabilities                     3,671      5,283

Commitments (Note G)

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; no shares issued or
    outstanding at March 31, 2000 and 1999                 -          -
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 8,670,635 and 8,511,635 shares
    issued at March 31, 2000 and 1999, respectively       87         85
  Additional paid-in capital                          44,406     44,325
  Treasury stock, at cost; 600,214 shares at
    March 31, 2000 and 488,914 shares at
    March 31, 1999                                    (1,361)    (1,155)
  Accumulated deficit                                (32,729)   (23,110)
  Accumulated other comprehensive loss                     -        (31)
                                                    --------   --------

        Total stockholders' equity                    10,403     20,114
                                                    --------   --------

          Total liabilities and stockholders'
          equity                                    $ 14,074   $ 25,397
                                                    ========   ========




   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           for the fiscal years ended March 31, 2000, 1999 and 1998 (in thousands, except per share data)

                                                           2000           1999         1998
                                                           ----           ----         ----
Revenue:
   Software licenses                                   $  1,954      $   3,353     $  3,277
   Maintenance and services                               5,749          5,278        4,361
                                                       --------      ---------     --------

          Total revenue                                   7,703          8,631        7,638

Cost of revenue:
  Cost of software licenses                                 558            370          277
  Cost of maintenance and services                        3,086          3,192        2,896
                                                       --------      ---------     --------

          Total cost of revenue                           3,644          3,562        3,173
                                                       --------      ---------     --------

  Gross profit                                            4,059          5,069        4,465

Operating expenses:
  Selling and marketing                                   5,736          6,895        6,178
  Research and development                                5,520          6,654        5,747
  General and administrative                              2,006          1,762        2,323
  Restructuring                                           1,303              -            -
                                                       --------      ---------     --------

          Total operating expenses                       14,565         15,311       14,248
                                                       --------      ---------     --------

Loss from operations                                    (10,506)       (10,242)      (9,783)

Interest and other income, net                              887          1,306        1,778
                                                       --------      ---------     --------

Loss before income taxes                                 (9,619)        (8,936)      (8,005)

Provision for income taxes                                    -              -           70
                                                       --------      ---------     --------

Net loss                                               $ (9,619)     $  (8,936)    $ (8,075)
                                                       ========      =========     ========

Basic and diluted net loss per common share            $  (1.20)     $   (1.07)    $  (0.98)
Weighted average basic and diluted shares outstanding     8,012          8,360        8,226




   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended March 31, 2000, 1999 and 1998
(in thousands)

                                                                                        Accumulated
                                Common Stock   Treasury Stock   Additional                  Other                          Total
                                ------------   --------------    Paid-in   Accumulated  Comprehensive   Comprehensive  Stockholders'
                                Shares Amount  Shares  Amount    Capital     Deficit      Income (Loss)      Loss         Equity
                                ----------------------------------------------------------------------------------------------------
Balance at March 31, 1997        8,115  $ 81                     $43,955     $ (6,099)      $  (10)                      $ 37,927
 Sale of stock under stock plans   253     3                         187                                                      190
 Comprehensive loss:
   Net loss                                                                    (8,075)                     $(8,075)        (8,075)
   Foreign currency translation
     adjustment                                                                                 (3)             (3)            (3)
                                                                                                             -----
   Comprehensive loss                                                                                       (8,078)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998        8,368    84                      44,142      (14,174)         (13)                        30,039
---------------------------------------------------------------------------------------------------------------------------------
 Sale of stock under stock plans   144     1                         183                                                      184
 Repurchase of common stock                      (489)  $(1,155)                                                           (1,155)
 Comprehensive loss:
   Net loss                                                                    (8,936)                      (8,936)        (8,936)
   Foreign currency translation
      adjustment                                                                               (18)            (18)           (18)
                                                                                                             -----
   Comprehensive loss                                                                                       (8,954)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999        8,512    85     (489)   (1,155)  44,325      (23,110)         (31)                        20,114
---------------------------------------------------------------------------------------------------------------------------------
 Sale of stock under stock plans   159     2                          81                                                       83
 Repurchase of common stock                      (111)     (206)                                                             (206)
 Comprehensive loss:
   Net loss                                                                    (9,619)                      (9,619)        (9,619)
   Foreign currency translation
     adjustment                                                                             $   31                             31
                                                                                                             -----
   Comprehensive loss                                                                                      $(9,619)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000        8,671  $ 87     (600)  $(1,361) $44,406     $(32,729)           -                       $ 10,403
=================================================================================================================================



   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the fiscal years ended March 31, 2000, 1999 and 1998 (dollars in thousands)

                                                          2000          1999          1998
                                                          ----          ----          ----
Cash flows from operating activities:
 Net loss                                             $   (9,619)   $   (8,936)   $   (8,075)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                             791           944           776
   Equity-based compensation                                  -             -             73
   Provision for doubtful accounts                            (4)           -            150
   Loss on disposal of assets                                278            16            88
   Changes in operating assets and liabilities:
      Accounts receivable                                  1,076          (338)          532
      Prepaid expenses and other current assets              (16)           15            92
      Other assets                                             1            16            10
      Accounts payable                                      (540)         (438)          371
      Accrued expenses                                      (583)         (160)          731
      Accrued vacation                                      (175)           29           (42)
      Accrued royalties                                     (291)          202           (42)
      Deferred revenue                                       (13)          625            90
                                                      -----------   ----------    ----------
      Net cash used in operating activities               (9,095)       (8,025)       (5,246)

Cash flows from investing activities:
 Purchases of property and equipment                        (447)         (704)       (1,099)

Cash flows from financing activities:
 Proceeds from issuance of common stock                       83           184           190
 Payments for common stock repurchases                      (206)       (1,155)           -
 Payments of capital lease obligations                       (10)          (11)          (14)
                                                      ----------    ----------    ----------

  Net cash provided by (used in) financing activities       (133)         (982)          176

Effect of exchange rate changes on cash                       31           (18)           (3)
                                                      ----------    ----------    ----------
Net decrease in cash and cash equivalents                 (9,644)       (9,729)       (6,172)
Cash and cash equivalents, beginning of year              22,050        31,779        37,951
                                                      ----------    ----------    ----------
Cash and cash equivalents, end of year                $   12,406    $   22,050    $   31,779
                                                      ==========    ==========    ==========

Supplemental cash flow information:
 Interest paid                                        $        3    $        2    $        2
 Income taxes paid                                    $        7    $       21    $       22


   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Nature of the Business
     ----------------------

     Workgroup Technology Corporation (the "Company"), incorporated on May 11, 1992, provides collaborative product data management solutions through its WTC ProductCenter family of products (formerly CMS). The Company's products and services provide product development organizations with product content management and process automation to optimize the product development process throughout the extended enterprise, including customers, partners and the supply chain.

B.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition
     The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. Payments received in advance for services, development or product are initially recorded as deferred revenue. Revenue from training and consulting is recognized as the services are performed. Maintenance and support revenue is recognized ratably over the contract term, typically one year.

     Foreign Currency Translation
     The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and income and expense items are translated at the average rates for the period. The effect of such translations are included in net earnings for the year ended March 31, 2000, but were excluded from net earnings and accumulated as a separate component of stockholders' equity for the years ended March 31, 1999 and 1998. Transaction gains and losses from foreign currency transactions have not been material to date.

     Cash Equivalents
     Cash equivalents consist of commercial paper and money market mutual funds with remaining maturities at acquisition of three months or less and are carried at cost plus accrued interest which approximates market value.

     The Company has approximately $155,000 of restricted cash included in the March 31, 2000 and 1999 cash balances. This restricted cash serves as collateral for a letter of credit obtained in fiscal year 1997 related to the Company's property lease.

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

     Research and Development Costs
     Research and development costs are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established. The Company believes it has achieved technological feasibility when the working model has been established, which is typically demonstrated by beta shipment. Qualifying capitalized costs for the years ended March 31, 2000, 1999 and 1998 have been immaterial and, therefore, the Company has not capitalized such costs.

     Royalty Expense
     Royalty expense with respect to sales of product under royalty agreements is recorded as cost when the revenue is recognized.

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

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     more likely than not that some or all of the deferred tax assets will not be realized.

     Basic and Diluted Net Loss Per Common Share
     The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and diluted net loss per common share is based on the same computation and includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for fiscal years 2000, 1999 and 1998 and therefore the basic and diluted net loss per common share were the same for those periods.

     The following table sets forth for the periods indicated, the options to purchase shares of the Company's common stock:

                                      March 31,
                          ---------------------------------
                          2000        1999        1998
                          ---------   ---------   ---------
     Number of shares     1,040,000   1,996,000   1,726,000
     Weighted average
      exercise price      $3.69       $3.65       $3.95


     Comprehensive Income
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" in fiscal 1999, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive loss and comprehensive loss on the Consolidated Statements of Stockholders' Equity in accordance with this standard.

     New Accounting Standards
     In November 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, which clarifies the accounting for and the disclosure of certain expenses commonly reported in connection with exit activities and business combinations, and the recognition of impairment charges for intangible assets and other long-lived assets. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which among other guidance clarifies certain conditions to be met in order to recognize revenue. These Staff accounting Bulletins are not expected to have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2002. This Statement provides comprehensive guidance on accounting for derivative instruments, including certain derivatives that are embedded in other contracts, and hedging activities. The Company believes that adoption of this Statement will not have a material effect on its financial statements.

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

     The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company believes any credit losses will not be material. The Company recorded write-offs of accounts receivable in fiscal years 2000 and 1999 of $144,000 and $2,000, respectively.

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C.   Property and Equipment
     ----------------------

     Property and equipment consisted of the following:

     (in thousands)                                March 31,
                                               ----------------
                                                2000     1999
                                               -------  -------
          Computer software                    $   529  $   563
          Furniture and fixtures                   127      134
          Equipment                              1,647    2,535
          Leasehold improvements                   166       92
                                               -------  -------
                                                 2,469    3,324
          Less accumulated
           depreciation and amortization        (1,773)  (2,006)
                                               -------  -------
                                               $   696  $ 1,318
                                               =======  =======

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

     Treasury Stock
     In October 1998 and May 1999, the Board of Directors authorized the repurchase, at management's discretion, of up to 500,000 and 250,000 shares, respectively, of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. The Company's repurchases of shares of Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. At March 31, 2000, the Company had repurchased approximately 600,000 of the 750,000 shares authorized.

     Stock Plans
     At March 31, 2000, the Company had four stock-based compensation plans which are described below. SFAS No. 123 "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide a pro forma basis disclosure of net income (loss) and earnings (loss) per share which reflects such compensation expense in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal year 1997 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. The Company recognized $73,000 of compensation cost for its fixed stock option plans in fiscal year 1998, and no compensation cost in fiscal years 2000 and 1999. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's loss and loss per share would have been on a pro forma basis:

     (in thousands, except per share amounts)
                                      2000       1999       1998
                                      ----       ----       ----
     Net loss
         As reported                  $ (9,619)  $ (8,936)  $(8,075)
         Pro forma                    $(10,388)  $(10,537)  $(9,487)

     Net loss per share
         As reported                  $  (1.20)  $  (1.07)  $ (0.98)
         Pro forma                    $  (1.30)  $  (1.26)  $ (1.15)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                      2000       1999      1998
                                      ----       ----      ----
        Expected volatility           97.74%     79.7%     80.3%
        Risk-free interest rates        6.1%      5.0%      6.0%
        Dividend rate                     0%        0%        0%
        Expected life                5 years   5 years   5 years

     The weighted-average fair value of options granted during fiscal year 2000, 1999 and 1998 is estimated as $1.14, $2.10 and $2.82, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not an indication of future amounts.

     Stock Option Plans
     The Company has three fixed stock option plans. The 1992 and 1996 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value per share of common stock on the date of the grant. The Plans also provide for the granting of nonqualified stock options, stock awards and purchase rights to employees, consultants, directors and officers of the Company. The options generally become exercisable ratably over four or five years from the date of grant and expire ten years from the date of grant. In January 1996, the Board of Directors terminated the granting of options under the 1992 plan. At March 31, 2000, 2,071,527 shares were available for grant under the 1996 Plan.

     The Company's 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the granting of options to purchase a maximum of 100,000 shares of Common Stock of the Company to non-employee directors. Under the Director Option Plan, each non-employee director

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     shall receive an option to purchase 15,000 shares of the Company's Common Stock upon the later of (i) the effective date of an IPO, or (ii) the date on which the director first is elected to the Board of Directors. Each non-employee director who is still a member of the Board of Directors upon the full vesting of this most recently granted option under the Director Option Plan shall receive additional options to purchase 15,000 shares of Common Stock. All options granted under the Director Option Plan vest in twelve equal quarterly installments beginning three months from the date of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant. At March 31, 2000, 55,000 shares were available for grant under the Director Option Plan.

     The following is a summary of the Company's stock option plans as of March 31, 1998, 1999 and 2000 and changes during the years ending on those dates:
     (in thousands, except per share amounts)

                                                         Weighted
                                            Number        Average
                                          of Shares   Exercise Price
                                          ---------   --------------
        Options outstanding
            at March 31, 1997               1,292         $3.08
           Granted                          1,180          4.13
           Exercised                         (228)         0.43
           Canceled                          (518)         3.74
                                           ------
        Options outstanding
            at March 31, 1998               1,726          3.95
           Granted                            786          3.11
           Exercised                         (116)         0.42
           Canceled                          (400)         4.79
                                           ------
        Options outstanding
            at March 31, 1999               1,996          3.65
           Granted                            429          1.49
           Exercised                         (127)         0.35
           Canceled                        (1,258)         3.22
                                           ------
        Options outstanding
            at March 31, 2000               1,040          3.69


                                                                    Weighted
                                                       Number        Average
                                                     of Shares   Exercise Price
                                                     ---------   --------------

     Price range $0.15 - $0.94
         (remaining contractual life of 4.6 years)
        Outstanding                                      47          $ 0.35
        Exercisable                                      40            0.26
     Price range $1.03 - $2.00
         (remaining contractual life of 7.6 years)
        Outstanding                                     226            1.55
        Exercisable                                      41            1.81
     Price range $2.03 - $4.00
         (remaining contractual life of 2.3 years)
        Outstanding                                     345            3.63
        Exercisable                                     280            3.77
     Price range $4.06 - $8.50
         (remaining contractual life of 1.9 years)
        Outstanding                                     405            4.83
        Exercisable                                     356            4.81
     Price range $15.00 - $25.75
         (remaining contractual life of 5.4 years)
        Outstanding                                      17           16.00
        Exercisable                                      17           16.00

     Options exercisable, March 31
       1998                                             285          $ 3.27
       1999                                             616            3.72
       2000                                             733            4.25

     Employee Stock Purchase Plan
     The 1996 Employee Stock Purchase Plan provides for the issuance of up to 350,000 shares of Common Stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last business day of each semiannual period.


     The following is a summary of shares issued under this plan:

                         2000     1999     1998
                         ----     ----     ----

Shares                    31,246   28,411   25,996
Weighted average fair
 value                   $  0.48  $  0.74  $  1.16

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.   Benefit Plan
     ------------

     The Company maintains the Workgroup Technology Corporation 401(k) Plan (the "401(k) Plan") for all eligible employees which provides for matching employer contributions determined annually by the Board of Directors. There have been no matching employer contributions made to the 401(k) Plan as of March 31, 2000.

F.   Income Taxes
     ------------

     In fiscal years 2000 and 1999, no provision for taxes was reflected in the Consolidated Statements of Operations since the Company was in a loss position. In fiscal year 1998, the provision for income taxes reflects foreign and state income taxes.

     Deferred income taxes represent the tax effects of transactions which are reported in different periods for financial and tax reporting purposes.

     The components of deferred tax assets and liabilities are as follows:
     (in thousands)
                                           March 31,
                                       --------------
                                       2000      1999
                                       ----      ----
     Deferred tax assets:
      Net operating
        loss carryforwards           $ 12,438  $  8,513
      Research & development
        credit carryforwards            1,577     1,187
      Depreciation & amortization         156       153
      Vacation accrual                     33       104
      Other                                30         -
      Rent                                 29        35
                                     --------  --------
     Gross deferred tax assets         14,263     9,992
     Valuation allowance              (14,263)   (9,992)
                                     --------  --------
     Net deferred tax assets         $      -  $      -
                                     ========  ========

     At March 31, 2000, the Company has available net operating loss carryforwards of approximately $30,900,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008 for federal purposes and 2002 for state tax purposes. The utilization of the net operating loss and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. The Company also has available research and development credits of $999,000 and $876,000 for federal and state purposes, respectively. The research and development credits, if not utilized, will expire from 2008 through 2015. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded.

G.   Commitments
     -----------

     Lease Commitments
     The Company leases the facility it occupies under a noncancelable operating lease agreement which expires September 30, 2001. Total rent expense for the years ended March 31, 2000, 1999 and 1998 was $718,000, $748,000 and
     $682,000, respectively. The future minimum payments under such commitments as of March 31, 2000 are as follows:
     (in thousands)
                   Fiscal Year       Future Minimum Payments
                   -----------       -----------------------
                   2001                     $ 668
                   2002                       341

H.   Segment Information
     -------------------

     The Company operates in one segment. Export sales for the years ended March 31, 2000, 1999 and 1998 were approximately $90,000, $126,000 and $414,000, respectively (including $75,000, $46,000 and $39,000 of sales into Japan, respectively).

I.   Restructuring
     -------------

     Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These charges include severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs.

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

     Revenue from the license of WTC OpCenter products and related professional services and maintenance were immaterial for fiscal year 2000. The Company does not expect to have any further revenue related to the WTC OpCenter product line.

     During fiscal 2000, the Company recorded restructuring charges of $1,303,000 and charges of $288,000 for the write-off of prepaid royalties associated with the WTC OpCenter product line. Charges applied or paid during the fiscal year were approximately $1,582,000. At March 31, 2000 the Company had an accrual for restructuring charges of $9,000 related to the pending closing of its Germany-based subsidiary, Workgroup Technology GmbH, which is expected to be paid during fiscal year 2001.

     The $1,591,000 of restructuring and other charges recorded in fiscal year 2000 include a write-off of prepaid third party royalties of $288,000 and an asset write-down of $270,000, which are non-cash items. The remaining $1,033,000 of restructuring and other charges required, or will require, the use of cash.

     The restructuring charges were determined based on formal plans approved by the Company's management using information available to it at the time. The Company does not expect to record any additional amounts related to this restructuring.

     The activity impacting the accrual for the discontinuance of the WTC OpCenter product line and the related restructuring charges during fiscal year 2000 is summarized below:

--------------------------------------------------------------------------------
                              Charges                     Charges    Balance at
                              to Cost of   Charges to     Applied    March 31,
                              Revenue      Operations     or Paid    2000
--------------------------------------------------------------------------------
Workforce reductions          $      -     $  618,000   $  618,000     $     -
--------------------------------------------------------------------------------
WTC OpCenter contract                -        280,000      280,000           -
settlements
--------------------------------------------------------------------------------
Third-party royalty costs      288,000              -      288,000           -
--------------------------------------------------------------------------------
Asset write-downs                    -        270,000      270,000           -
--------------------------------------------------------------------------------
Other restructuring costs            -        135,000      126,000       9,000
--------------------------------------------------------------------------------
Totals                        $288,000     $1,303,000   $1,582,000     $ 9,000
--------------------------------------------------------------------------------

J.   Subsequent Event
     ----------------

     On May 31, 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. Subsequent to March 31, 2000 and as of May 31, 2000, no additional shares have been repurchased.

                       WORKGROUP TECHNOLOGY CORPORATION
                    INDEX TO EXHIBITS FILED WITH FORM 10-K
                           YEAR ENDED MARCH 31, 2000

     Exhibit
     Number              Description
     ------              -----------
     3.1(1)              Amended and Restated Certificate of Incorporation of the Company
     3.2(1)              Amended and Restated By-Laws of the Company
     4.1(1)              Specimen certificate representing the Common Stock
    10.1(1)              1996 Stock Plan
    10.2(2)              Form of Incentive Stock Option Agreement under the 1996 Stock Plan
    10.3(2)              Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
    10.4(1)              1996 Employee Stock Purchase Plan
    10.5(2)              1996 Employee Stock Purchase Plan Enrollment Authorization Form
    10.6(1)              1996 Non-Employee Director Stock Option Plan
    10.7(2)              Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee
                         Director Stock Option Plan of the Registrant
    10.8(1)              Registration Rights Agreement between the Company and the Preferred Stockholders,
                         James Carney and James Simmons, as amended as of November 27, 1995
    10.9(3)              Master Lease Agreement between the Company and Mortimer B. Zuckerman and
                         Edward H. Linde, Trustees of 91 Hartwell Avenue Trust dated July 30, 1996
    10.10(1)             Form of Executive Management Incentive Compensation Plan of the Company
    10.11(1)             Form of Non-Competition Agreement between the Company, its executive officers and founders
    10.13(4)             Employment Agreement between the Company and John P. McDonough
    10.14(5)             Form of Severance Agreement between the Company and certain executive officers
    10.15*               Employment Agreement between the Company and Patrick H. Kareiva
    21.1(5)              Subsidiaries of the Company
    23.1*                Consent of Independent Accountants (PricewaterhouseCoopers LLP)
    24.1*                Power of Attorney (see page 18)
    27.1*                Financial Data Schedule

__________________
        (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).
        (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
        (3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
        (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
        (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
         *   Filed herewith.