Form 10-Q
period 2000-06-30
WORKGROUP TECHNOLOGY CORP
filed 2000-08-02
CIK 1007021

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 2000
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________


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

                            _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No______
                                            ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                      Outstanding at July 25, 2000
   ----------------------------           ----------------------------
   Common Stock, $.01 par value                     8,002,807

===============================================================================

                       WORKGROUP TECHNOLOGY CORPORATION
                                     Index

                                                                      Page(s)
                                                                      -------

Part I. Financial Information:

          Item 1.   Condensed Consolidated Balance Sheets
                        at June 30, 2000 and March 31, 2000                 2

                    Consolidated Statements of Operations for the
                        three months ended June 30, 2000 and 1999           3

                    Consolidated Statements of Cash Flows for the
                        three months ended June 30, 2000 and 1999           4

                    Notes to Consolidated Financial Statements            5-6


          Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations              7-10


Part II. Other Information:

          Item 1.   Legal Proceedings                                      11

          Item 6.   Exhibits and Reports on Form 8-K                       11


Signatures                                                                 12

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                         June 30,      March 31,
                                                           2000          2000
                                                        (unaudited)
Assets
-------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                          $  11,084     $  12,406
     Accounts receivable, net                                 431           763
     Prepaid expenses and other current assets                212           209
                                                        ---------     ---------
          Total current assets                             11,727        13,378
                                                        ---------     ---------

Property and equipment, net                                   615           696
                                                        ---------     ---------
                                                        $  12,342     $  14,074
                                                        =========     =========


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                   $      99     $      53
     Accrued expenses                                         911         1,072
     Accrued royalties                                        103            50
     Deferred revenue                                       1,943         2,496
                                                        ---------     ---------
          Total current liabilities                         3,056         3,671
                                                        ---------     ---------

Stockholders' equity:
     Common stock                                              87            87
     Additional paid-in capital                            44,407        44,406
     Treasury stock                                        (1,416)       (1,361)
     Accumulated deficit                                  (33,792)      (32,729)
                                                        ---------     ---------
          Total stockholders' equity                        9,286        10,403
                                                        ---------     ---------
                                                        $  12,342     $  14,074
                                                        =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                    Three months ended
                                                          June 30,
                                                    2000          1999
                                                        (unaudited)
--------------------------------------------------------------------------------
Revenue
     Software licenses                             $    334      $   573
     Maintenance and services                         1,430        1,468
                                                   --------      -------
          Total revenue                               1,764        2,041

Cost of revenue
     Cost of software licenses                           58           95
     Cost of maintenance and services                   590          810
                                                   --------      -------
          Total cost of revenue                         648          905
                                                   --------      -------

Gross profit                                          1,116        1,136

Operating expenses
     Selling and marketing                              644        1,998
     Research and development                         1,156        1,496
     General and administrative                         542          415
                                                   --------      -------
          Total operating expenses                    2,342        3,909

                                                   --------      -------
Loss from operations                                 (1,226)      (2,773)

Interest and other income, net                          163          255


                                                   --------      -------
Net loss                                           $ (1,063)     $(2,518)
                                                   ========      =======


Basic and diluted net loss per common share        $  (0.13)     $ (0.31)
                                                   ========      =======

Weighted average basic and diluted shares
outstanding                                           8,056        7,995
                                                   ========      =======



The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                    Three months ended June 30,
                                                      2000               1999
                                                            (unaudited)
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                          $  (1,063)     $  (2,518)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                         150            237
    Changes in operating assets and liabilities:
      Accounts receivable                                 332            372
      Prepaid expenses and other current assets            (3)          (242)
      Accounts payable                                     46            (67)
      Accrued expenses                                   (159)          (208)
      Accrued royalties                                    53             (1)
      Deferred revenue                                   (553)           (31)

                                                    ---------      ---------
      Net cash used in operating activities            (1,197)        (2,458)

Cash flows from investing activities:

      Purchases of property and equipment                 (68)          (158)

Cash flows from financing activities:

      Proceeds from issuance of common stock                1              5
      Payments for common stock repurchases               (55)          (193)
      Payments of capital lease obligations                (3)            (2)

                                                    ---------      ---------
      Net cash used in financing activities               (57)          (190)

Effect of exchange rate changes on cash                     -              6
                                                    ---------      ---------
Net decrease in cash and cash equivalents              (1,322)        (2,800)

Cash and cash equivalents, beginning of period         12,406         22,050

                                                    ---------      ---------
Cash and cash equivalents, end of period            $  11,084      $  19,250
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

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 2000, which should be read in conjunction with these statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations.

3.   Basic and Diluted Earnings Per Share

     The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three month periods ended June 30, 2000 and 1999 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

     Options to purchase weighted average shares to the Company's common stock of approximately 1,680,000 and 2,100,000 were outstanding for the periods ended June 30, 2000 and 1999, respectively, at weighted average prices of $1.78 and $3.43, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                       WORKGROUP TECHNOLOGY CORPORATION
                  Notes to Consolidated Financial Statements

The following is a summary of the Company's stock option plans by price range as of June 30, 2000:
(in thousands, except per share amounts)


                                                        Number       Average
                                                      of Shares  Exercise Price
                                                      ---------  --------------
Price range $0.15 - $0.94
     (remaining contractual life of 5.6 years)
     Outstanding                                           60          $ 0.46
     Exercisable                                           36            0.25
Price range $1.03 - $2.00
     (remaining contractual life of 9.4 years)
     Outstanding                                        1,383            1.30
     Exercisable                                          287            1.29
Price range $2.03 - $4.00
     (remaining contractual life of 7.0 years)
     Outstanding                                           94            3.27
     Exercisable                                           53            3.42
Price range $4.06 - $8.50
     (remaining contractual life of 4.6 years)
     Outstanding                                          128            5.01
     Exercisable                                          101            5.07
Price range $15.00 - $15.00
     (remaining contractual life of 0.2 years)
     Outstanding                                           15           15.00
     Exercisable                                           15           15.00

Options outstanding, June 30, 2000                      1,680          $ 1.78
Options exercisable, June 30, 2000                        492          $ 2.64

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its family of software products including CMS, WTC ProductCenter, and WTC OpCenter (which was discontinued in the third quarter of fiscal 2000), and fees for professional services and software maintenance. Revenue for the first quarter of fiscal 2001 decreased 13.6% to $1,764,000 from $2,041,000 compared with the same period of fiscal 2000.

Software license revenue decreased 41.7% to $334,000 in the first quarter of fiscal 2001 from $573,000 in the same period of fiscal 2000. This decrease resulted primarily from a decline in core license revenue from the CMS product line.

Maintenance and services revenue decreased 2.6% to $1,430,000 in the first quarter of fiscal 2001 from $1,468,000 in the first quarter of fiscal 2000. This decrease resulted primarily from lower consulting revenue, which was partially offset by increases in both maintenance and training revenue.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the first quarter of fiscal 2001 decreased to $276,000 or 82.6% of software license revenue from $478,000 or 83.4% of software license revenue in the first quarter of fiscal 2000. These changes result primarily from lower software license revenue.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $840,000 or 58.7% of maintenance and services revenue in the first quarter of fiscal 2001 from $658,000 or 44.8% of maintenance and service revenue in the first quarter of fiscal 2000. These increases in gross profit are due primarily to lower headcount and related personnel costs in the professional services organization.

Total gross profit as a percentage of total revenue increased to 63.3% in the first quarter of fiscal 2001 from 55.7% in the first quarter of fiscal 2000. The slight increase in gross profit is due primarily to lower headcount and related personnel costs in the professional services organization which was offset by a decrease in software license revenue.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Selling and Marketing. Selling and marketing expenses decreased 67.8% to $644,000 in the first quarter of fiscal 2001 from $1,998,000 in the first quarter of fiscal 2000. The decrease for the first quarter resulted primarily from a reduction in headcount and related expenses of approximately $950,000 and a reduction in marketing programs of approximately $375,000, partially due to the discontinuance of the WTC OpCenter product line. As a result of this decrease, selling and marketing expenses as a percentage of revenue decreased to 36.5% in the first quarter of fiscal 2001 from 97.9% in the first quarter of fiscal 2000.

Research and Development. Research and development expenses decreased 22.7% to $1,156,000 in the first quarter of fiscal 2001 from $1,496,000 in the first quarter of fiscal 2000. This decrease resulted primarily from lower headcount in the development organization mostly due to the discontinuance of the WTC OpCenter product line. As a result of this decrease, research and development expenses as a percentage of revenue decreased to 65.5% in the first quarter of fiscal 2001 from 73.3% in the first quarter of fiscal 2000.

General and Administrative. General and administrative expenses increased 30.6% to $542,000 in the first quarter of fiscal 2001 from $415,000 in the first quarter of fiscal 2000. The first quarter increase is due primarily to higher employee related and professional advisor costs. As a result of these increases, general and administrative expenses as a percentage of revenue increased to 30.7% in the first quarter of fiscal 2001 from 20.3% in the first quarter of fiscal 2000.

Interest and Other Income, (Net). Interest and other income, net, consists primarily of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest and other income, net, decreased 36.1% to $163,000 in the first quarter of fiscal 2001 from $255,000 in the first quarter of fiscal 2000. This decrease is the result of lower interest income due to lower cash and cash equivalent balances during the first quarter of fiscal 2001.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at June 30, 2000 decreased $1,322,000 to $11,084,000 from $12,406,000 at March 31, 2000. This decrease resulted primarily from cash used for operating activities of $1,197,000, capital expenditures of $68,000 and stock repurchases of $55,000 during the quarter. Working capital decreased $1,036,000 to $8,671,000 at June 30, 2000 from $9,707,000 at fiscal 2000 year end.

In June, 2000, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's outstanding common stock. This program is in addition to previously authorized repurchases of up to 750,000 shares. During the first quarter of fiscal 2001, the Company repurchased 58,000 shares of its common stock for $55,000. At June 30, 2000, the Company had repurchased approximately 658,000 shares of the 1,750,000 shares authorized by the Board of Directors.

The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements, including treasury stock transactions, for at least the next year.

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

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission (including this Form 10-Q), press releases and oral statements which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K filed in June 2000.

The Company has received notice from The NASDAQ Stock Market, Inc. that it is subject to delisting by the NASDAQ National Market on September 14, 2000, unless anytime before September 12, 2000 the bid price of the Company's common stock is at least $1.00 for a minimum of ten (10) consecutive trading days. There can be no assurance that the Company's common stock will remain listed on the NASDAQ National Market. Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.

The Company's future results are subject to substantial risks and uncertainties. Because the Company derives a substantial portion of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products, or the lengthening of the sales cycle, either generally or with respect to individual customers. In addition, the Company's growth is dependent on achieving broader market acceptance of its products, the growth of the product data management market, and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development, and marketing resources than the Company.

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



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               10.17 Amended and Restated 1996 Non-Employee Director Stock Option Plan

         (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WORKGROUP TECHNOLOGY CORPORATION
                                  Registrant



Date:  July 31, 2000                  /s/ Patrick H. Kareiva
      --------------                  ----------------------------------
                                      Patrick H. Kareiva
                                      President, Chief Executive Officer, Chief
                                      Financial Officer, Treasurer and Secretary