Form 10-Q
period 2000-09-30
WORKGROUP TECHNOLOGY CORP
filed 2000-11-02
CIK 1007021

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarter ended September 30, 2000.

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
Yes     X      No
   ----------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


             Class                         Outstanding at October 30, 2000
  -----------------------------            -------------------------------
  Common Stock, $.01 par value                         7,718,773

=============================================================================

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index

                                                                         Page(s)
                                                                         -------

 Part I. Financial Information:

         Item 1.    Condensed Consolidated Balance Sheets
                            at September 30, 2000 and March 31, 2000        2

                    Consolidated Statements of Operations for the
                            three and six month periods ended
                            September 30, 2000 and 1999                     3

                    Consolidated Statements of Cash Flows for the
                            six month periods ended
                            September 30, 2000 and 1999                     4

                    Notes to Consolidated Financial Statements              5


         Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations          6-10


Part II. Other Information:

         Item 1.    Legal Proceedings                                      11

         Item 4.    Submission of Matters to a Vote of Security Holders    11

         Item 5.    Other Information                                      11

         Item 6.    Exhibits and Reports on Form 8-K                       12


Signatures                                                                 13

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                       September 30,       March 31,
                                                                           2000              2000
                                                                        (unaudited)
Assets

----------------------------------------------------------------------------------------------------
Current assets:
       Cash and cash equivalents                                            $  9,568        $ 12,406
       Accounts receivable, net                                                  671             763
       Prepaid expenses and other current assets                                 103             209
                                                                       --------------    ------------
             Total current assets                                             10,342          13,378
                                                                       --------------    ------------

Property and equipment, net                                                      655             696
                                                                       --------------    ------------
                                                                            $ 10,997        $ 14,074
                                                                       ==============    ============


Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
       Accounts payable                                                     $    442        $     53
       Accrued expenses                                                          699           1,072
       Accrued royalties                                                         150              50
       Deferred revenue                                                        1,604           2,496
                                                                       --------------    ------------
             Total current liabilities                                         2,895           3,671
                                                                       --------------    ------------

Stockholders' equity:
       Common stock                                                               87              87
       Additional paid-in capital                                             44,411          44,406
       Treasury stock                                                         (1,583)         (1,361)
       Accumulated deficit                                                   (34,813)        (32,729)
                                                                       --------------    ------------
             Total stockholders' equity                                        8,102          10,403
                                                                       --------------    ------------
                                                                            $ 10,997        $ 14,074
                                                                       ==============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                    Three months ended                    Six months ended
                                                                       September 30,                        September 30,
                                                                   2000             1999                2000             1999
                                                                        (unaudited)                          (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Revenue
       Software licenses                                            $   317         $    427             $    651       $   1,000
       Maintenance and services                                       1,529            1,528                2,959           2,996
                                                               -------------    -------------       --------------   -------------
             Total revenue                                            1,846            1,955                3,610           3,996

Cost of revenue
       Cost of software licenses                                         87              289                  145             384
       Cost of maintenance and services                                 560              719                1,150           1,529
                                                               -------------    -------------       --------------   -------------
             Total cost of revenue                                      647            1,008                1,295           1,913

                                                               -------------    -------------       --------------   -------------
Gross profit                                                          1,199              947                2,315           2,083


Operating expenses
       Selling and marketing                                            686            1,748                1,330           3,746
       Research and development                                       1,087            1,677                2,243           3,173
       General and administrative                                       612              602                1,154           1,017
                                                               -------------    -------------       --------------   -------------
             Total operating expenses                                 2,385            4,027                4,727           7,936

                                                               -------------    -------------       --------------   -------------
Loss from operations                                                 (1,186)          (3,080)              (2,412)         (5,853)

Interest and other income, net                                          165              266                  328             521

                                                               -------------    -------------       --------------   -------------
Net loss                                                            $(1,021)        $ (2,814)            $ (2,084)      $  (5,332)
                                                               =============    =============       ==============   =============


Basic and diluted net loss per common share                         $ (0.13)         $ (0.35)            $  (0.26)      $   (0.67)
                                                               =============    =============       ==============   =============

Weighted average basic and diluted shares outstanding                 7,891            7,963                7,974           7,981
                                                               =============    =============       ==============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                         Six months ended September 30,
                                                                                          2000                    1999
                                                                                                  (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                                             $ (2,084)             $  (5,332)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
          Depreciation and amortization                                                          289                    455
          Provision for doubtful accounts                                                        (10)                    69
          Changes in operating assets and liabilities:
             Accounts receivable                                                                 102                    694
             Prepaid expenses and other current assets                                           106                   (124)
             Accounts payable                                                                    389                   (330)
             Accrued expenses                                                                   (368)                  (366)
             Accrued royalties                                                                   100                    (71)
             Deferred revenue                                                                   (892)                  (916)

                                                                                     ----------------        ---------------
             Net cash used in operating activities                                            (2,368)                (5,921)

Cash flows from investing activities:
             Purchases of property and equipment                                                (248)                  (228)

Cash flows from financing activities:
             Proceeds from issuance of common stock                                                5                     48
             Payments for common stock repurchases                                              (222)                  (206)
             Payments of capital lease obligations                                                (5)                    (5)

                                                                                     ----------------        ---------------
             Net cash provided by (used in) financing activities                                (222)                  (163)

Effect of exchange rate changes on cash                                                            0                      5

                                                                                     ----------------        ---------------
Net decrease in cash and cash equivalents                                                     (2,838)                (6,307)

Cash and cash equivalents, beginning of period                                                12,406                 22,050

                                                                                     ----------------        ---------------
Cash and cash equivalents, end of period                                                    $  9,568              $  15,743
                                                                                     ================        ===============


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

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited consolidated financial statements and notes do not include all of the disclosures made in the Company's Annual Report on Form 10-K for fiscal 2000, which should be read in conjunction with these statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, the statements include all adjustments necessary for a fair presentation of the quarterly results. All adjustments made to these financial statements were considered to be of a normal and recurring nature. The results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.    Basic and Diluted Earnings Per Share

      The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three and six month periods ended September 30, 2000 and 1999 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

      Options to purchase weighted average shares of the Company's common stock of approximately 1,750,000 and 1,554,000 were outstanding for the periods ended September 30, 2000 and 1999, respectively, at weighted average prices of $1.43 and $3.45, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its family of software products including CMS, WTC ProductCenter, and WTC OpCenter (which was discontinued in the third quarter of fiscal 2000), and fees for professional services and software maintenance. Revenue for the second quarter of fiscal 2001 decreased 5.6% to $1,846,000 from $1,955,000 compared with the same period of fiscal 2000. Revenue for the six month period ended September 30, 2000 decreased 9.7% to $3,610,000 from $3,996,000 in the comparable period of fiscal 2000.

Software license revenue for the three and six month periods ended September 30, 2000 decreased 25.8% and 34.9%, respectively, to $317,000 and $651,000, respectively, from $427,000 and $1,000,000, respectively, in the comparable periods of fiscal 2000. This decrease resulted primarily from a decline in core license revenue from the CMS product line.

Maintenance and services for the three and six month periods ended September 30, 2000 remained approximately constant when compared with the same periods of fiscal 2000

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the second quarter of fiscal 2001 increased to $230,000 or 72.6% of software license revenue from $138,000 or 32.3% of software license revenue in the second quarter of fiscal 2000. For the six months ended September 30, 2000, gross profit from software license revenue decreased to $506,000 or 77.7% of software license revenue from $616,000 or 61.6% for the same period of fiscal 2000. These changes result primarily from a one-time charge in the second quarter of fiscal 2000 for the write-off of prepaid royalties related to the discontinued WTC OpCenter product line as well as lower software license revenue.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue increased to $969,000 or 63.4% of maintenance and services revenue in the second quarter of fiscal 2001 from $809,000 or 52.9% of maintenance and service revenue in the second quarter of fiscal 2000. For the six months ended September 30, 2000 gross profit from maintenance and services revenue increased to $1,809,000 or 61.1% from $1,467,000 or 49.0% of the associated revenue in the comparable period of fiscal 2000. These increases in gross profit are due primarily to lower headcount and related personnel costs in the professional services organization.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Selling and Marketing. Selling and marketing expenses decreased 60.8% and 64.5% for the three and six month periods ended September 30, 2000 to $686,000 and $1,330,000 from $1,748,000 and $3,746,000, respectively, for the same periods of fiscal 2000. These decreases resulted primarily from a reduction in headcount and related expenses of approximately $1,680,000 and a reduction in marketing programs of approximately $580,000, partially due to the discontinuance of the WTC OpCenter product line. As a result of these decreases, selling and marketing expenses as a percentage of revenue decreased to 37.2% and 36.8% in the three and six month periods of fiscal 2001 from 89.4% and 93.7% in the same periods of fiscal 2000.

Research and Development. Research and development expenses decreased 35.2% and 29.3% for the three and six month periods ended September 30, 2000 to $1,087,000 and $2,243,000 from $1,677,000 and $3,173,000, respectively, for the same periods of fiscal 2000. This decrease resulted primarily from lower headcount in the development organization mostly due to the discontinuance of the WTC OpCenter product line. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 58.9% and 62.1% in the three and six month periods of fiscal 2001 from 85.8% and 79.4% in the same periods of fiscal 2000.

General and Administrative. General and administrative expenses increased 1.7% and 13.5% for the three and six month periods ended September 30, 2000 to $612,000 and $1,154,000 from $602,000 and $1,017,000, respectively, for the same periods of fiscal 2000. The increase in the first six month period is due primarily to higher employee related and professional advisor costs. As a result of these increases and lower revenue, general and administrative expenses as a percentage of revenue increased to 33.2% and 32.0% for the three and six month periods of fiscal 2001 from 30.8% and 25.5% in the same periods of fiscal 2000.

Interest and Other Income, (Net). Interest and other income, net, consists primarily of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest and other income, net, for the three and six month periods ended September 30, 2000 decreased $101,000 or 38.0% and $193,000 or 37.0%, respectively, from the same periods of fiscal 2000. This decrease is the result of lower interest income due to lower cash and cash equivalent balances during fiscal 2001, along with other income included in the three month period ending September 30, 1999.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at September 30, 2000 decreased $2,838,000 to $9,568,000 from $12,406,000 at March 31, 2000. This decrease resulted primarily from cash used for operating activities of $2,368,000, capital expenditures of $248,000 and stock repurchases of $222,000 during the six month period ended September 30, 2000. Working capital decreased $2,260,000 to $7,447,000 at September 30, 2000 from $9,707,000 at fiscal 2000 year end.

In June, 2000, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Company's outstanding common stock. This program is in addition to previously authorized repurchases of up to 750,000 shares. During the first half of fiscal 2001, the Company repurchased approximately 324,000 shares of its common stock for $222,000. At September 30, 2000, the Company had repurchased approximately 924,000 shares of the 1,750,000 shares authorized by the Board of Directors.

At the Company's current level of operations, and after allowing for a potential short-term increase in a loss from operations due to an expansion of its Field Sales and Support and R&D organizations, the Company believes it has sufficient cash on hand to sustain operations for approximately two years without having to seek additional debt or equity funding.

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

In June of 2000 the Company received notice from The Nasdaq Stock Market, Inc. that it was subject to delisting by the Nasdaq National Market on September 14, 2000, unless anytime before September 12, 2000 the bid price of the Company's common stock was at least $1.00 for a minimum of ten (10) consecutive trading days. Additionally, in August of 2000 the Company received a second notice from The Nasdaq Stock Market, Inc. that it was subject to delisting by the Nasdaq National Market on November 3, 2000, unless anytime before November 1, 2000 the minimum market value of public float of the Company's common stock was at least $5,000,000 for a minimum of ten (10) consecutive trading days. On September 13, 2000, the Company announced that it had appealed the Nasdaq Delisting Notice; and that, as part of its plan to regain compliance with Nasdaq listing requirements and subject to Nasdaq and shareholder approval, the Board of Directors had authorized a one-for-four reverse split of outstanding shares of common stock and had scheduled a special shareholders meeting on December 20, 2000 for shareholders of record as of November 9, 2000 to vote on these matters. On October 12, 2000 the Company presented to the Nasdaq Listing Qualifications Panel its plan to regain compliance for continued listing on the Nasdaq National Market, or alternatively, to be allowed to maintain a listing on the Nasdaq SmallCap Market. On October 25, 2000 the Company received notice from the Nasdaq Listing Qualifications Panel that the listing of the Company's securities would be transferred to The Nasdaq SmallCap Market effective with the open of business on October 30, 2000. The Nasdaq Listing Qualifications Panel has approved the transfer subject to the following conditions: on or before January 3, 2001, the Company must demonstrate a closing bid price of at least $1.00 per share; immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The Company's continued listing on The Nasdaq SmallCap Market is further contingent upon the successful completion of an application and review process. This process will require the Company to file an application for this new listing, to pay all initial listing fees, and to evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, other than the minimum bid price requirement, on or before November 8, 2000.

Because this is a conditional listing on The Nasdaq SmallCap Market, the Company's trading symbol will have a fifth character "C" appended to it. Accordingly, effective upon the open of business on October 30, 2000, the trading symbol of the Company's securities was changed from WKGP to WKGPC. The "C" will be removed from the symbol when Nasdaq has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

There can be no assurance that the Company's common stock will remain listed on the Nasdaq SmallCap Market. Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Also, if in the future the Company determines that it needs to seek additional equity capital, it could have an adverse effect on its ability to raise capital in the public equity markets.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             On July 28, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to elect one Class II director to serve for a three-year term or until his or her successor is elected and qualified. The Board of Directors nominated and recommended that Mr. Patrick H. Kareiva, who is currently a director, be elected a Class II director. The proposal was approved by the Stockholders. Holders of 7,106,307 shares of common stock voted for the proposal. Holders of 568,845 shares withheld and there were no broker non-votes. The terms of directors Douglas A. Catalano and James M. McConnell continued after the Annual Meeting of Stockholders. Also, at the meeting, the Stockholders acted upon a proposal to amend and restate the Company's Non-Employee Director Stock Option Plan to
             (i) increase the number of shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), available for issuance thereunder to 300,000 shares and (ii) amend Section 4 thereof so that upon initial election to the Company's Board of Directors and after each three year period of service on the Board of Directors, a director shall receive an option to purchase 48,000 shares of Common Stock. The proposal was approved by the Stockholders. Holders of 6,836,721 shares of common stock voted for the proposal. Holders of 814,501 shares voted against and 23,930 shares abstained.

Item 5.      Other Information

             Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than February 27, 2001. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 27, 2001, provided, however, notice shall not be given prior to January 28, 2001. Further, any proposals must comply with the other procedural requirements set forth in the Company's By-laws, a copy of which is on file with the SEC, and as set forth by the SEC. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested to Workgroup Technology Corporation, 91 Hartwell Avenue, Lexington, Massachusetts, 02421, Attention: Corporate Secretary.

                        WORKGROUP TECHNOLOGY CORPORATION
                            Part II Other Information

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                   None

             (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WORKGROUP TECHNOLOGY CORPORATION
                                      Registrant

Date:  November 02, 2000              /s/ Patrick H. Kareiva
      ------------------              -----------------------------------
                                      Patrick H. Kareiva
                                      President, Chief Executive Officer, Chief
                                      Financial Officer, Treasurer and Secretary