Form 10-Q
period 2000-12-31
WORKGROUP TECHNOLOGY CORP
filed 2001-01-31
CIK 1007021

 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended December 31, 2000.
                                       OR
 [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ___________ to ___________


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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No______
   ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                        Outstanding at January 29, 2000
   ----------------------------          -------------------------------
   Common Stock, $.01 par value                    1,883,221

 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index


                                                                    Page(s)
                                                                    -------
Part I.  Financial Information:

     Item 1.    Condensed Consolidated Balance Sheets
                    at December 31, 2000 and March 31, 2000          2

                Consolidated Statements of Operations for the
                    three and nine month periods ended
                    December 31, 2000 and 1999                       3

                Consolidated Statements of Cash Flows for the
                    nine month periods ended
                    December 31, 2000 and 1999                       4

                Notes to Consolidated Financial Statements           5-6


     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations              7-11


Part II.        Other Information:

     Item 1.    Legal Proceedings                                    12

     Item 4.    Submission of Matters to a Vote of Security Holders  12

     Item 5.    Other Information                                    12

     Item 6.    Exhibits and Reports on Form 8-K                     13


Signatures                                                           14

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                     December 31,   March 31,
                                                        2000          2000
                                                     (unaudited)
Assets
--------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                       $  8,335        $ 12,406
      Accounts receivable, net                             493             763
      Prepaid expenses and other current assets            112             209
                                                     ---------       ---------
             Total current assets                        8,940          13,378
                                                     ---------       ---------

Property and equipment, net                                857             696
                                                     ---------       ---------
                                                      $  9,797        $ 14,074
                                                     =========       =========


Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------
Current liabilities:
      Accounts payable                                $    686        $     53
      Accrued expenses                                     728           1,072
      Accrued royalties                                    173              50
      Deferred revenue                                   1,742           2,496
                                                     ---------       ---------
             Total current liabilities                   3,329           3,671
                                                     ---------       ---------

Stockholders' equity:
      Common stock                                          22              22
      Additional paid-in capital                        44,476          44,471
      Treasury stock                                    (1,679)         (1,361)
      Accumulated deficit                              (36,351)        (32,729)
                                                     ---------       ---------
             Total stockholders' equity                  6,468          10,403
                                                     ---------       ---------
                                                      $  9,797        $ 14,074
                                                     =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                    Three months ended      Nine months ended
                                        December 31,           December 31,
                                    2000         1999       2000         1999
                                        (unaudited)            (unaudited)
-------------------------------------------------------------------------------
Revenue
  Software licenses                $   319     $   515     $   970      $ 1,515
  Maintenance and services           1,471       1,395       4,430        4,391
                                   -------     -------     -------      -------
      Total revenue                  1,790       1,910       5,400        5,906

Cost of revenue
  Cost of software licenses             82         137         227          521
  Cost of maintenance and services     768         759       1,918        2,288
                                   -------     -------     -------      -------
      Total cost of revenue            850         896       2,145        2,809
                                   -------     -------     -------      -------
Gross profit                           940       1,014       3,255        3,097

Operating expenses
  Selling and marketing                949       1,065       2,279        4,811
  Research and development           1,055       1,264       3,298        4,437
  General and administrative           614         533       1,768        1,550
  Restructuring and other related
    charges                              0       1,303           0        1,303
                                   -------     -------     -------      -------
      Total operating expenses       2,618       4,165       7,345       12,101
                                   -------     -------     -------      -------
Loss from operations                (1,678)     (3,151)     (4,090)      (9,004)

Interest and other income, net         140         155         468          676
                                   -------     -------     -------      -------

Net loss                           $(1,538)    $(2,996)    $(3,622)     $(8,328)
                                   =======     =======     =======      =======

Basic and diluted net loss per
    common share                   $ (0.80)    $ (1.49)    $ (1.84)     $ (4.16)
                                   =======     =======     =======      =======

Weighted average basic and diluted
  shares outstanding                 1,915       2,008       1,967        2,000
                                   =======     =======     =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                               Nine months
                                                            ended December 31,
                                                            2000         1999
                                                               (unaudited)
-------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                          $ (3,622)     $ (8,328)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
          Depreciation and amortization                       435           637
          Loss on disposal of property and equipment            2           276
          Provision for doubtful accounts                     (10)           69
          Changes in operating assets and liabilities:
             Accounts receivable                              280         1,076
             Prepaid expenses and other current assets         97           101
             Accounts payable                                 633          (527)
             Accrued expenses                                (336)         (144)
             Accrued royalties                                123          (188)
             Deferred revenue                                (754)         (390)

                                                         --------      --------
             Net cash used in operating activities         (3,152)       (7,418)

Cash flows from investing activities:
             Purchases of property and equipment             (598)         (283)

Cash flows from financing activities:
             Proceeds from issuance of common stock             5            55
             Payments for common stock repurchases           (318)         (206)
             Payments of capital lease obligations             (8)           (7)

                                                         --------      --------
             Net cash provided by (used in) financing
                activities                                   (321)         (158)

Effect of exchange rate changes on cash                         0             5

                                                         --------      --------
Net decrease in cash and cash equivalents                  (4,071)       (7,854)

Cash and cash equivalents, beginning of period             12,406        22,050

                                                         --------      --------
Cash and cash equivalents, end of period                 $  8,335      $ 14,196
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

2. Summary of Significant Accounting Policies

   Basis of Presentation

   As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. In the opinion of the management of Workgroup Technology Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2000, and the results of its operations for the three and nine months ended December 31, 2000 and 1999, and statements of cash flows for the periods presented. The results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. Basic and Diluted Earnings Per Share

   On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's common stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented. The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three and nine month periods ended December 31, 2000 and 1999 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements


   Options to purchase weighted average shares of the Company's common stock of approximately 457,000 and 279,000 were outstanding for the periods ended December 31, 2000 and 1999, respectively, at weighted average prices of $5.42 and $14.20, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

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

   Revenue from the license of WTC OpCenter products and related professional services and maintenance were immaterial for the nine month period ended December, 1999.

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

   The charges for the discontinuance of the WTC OpCenter product line and the related restructuring charges during the third quarter of fiscal 2000 is summarized below:

          --------------------------------------------------------------
                                                 Charges
                                                 to Cost of   Charges to
                                                 Revenue      Operations
          Workforce reductions                   $     -      $  618,000
          --------------------------------------------------------------
          WTC OpCenter contract settlements            -         280,000
          --------------------------------------------------------------
          Third-party royalty costs               78,000               -
          --------------------------------------------------------------
          Asset write-downs                            -         270,000
          --------------------------------------------------------------
          Other restructuring costs                    -         135,000
          ==============================================================
          Totals                                 $78,000      $1,303,000
          --------------------------------------------------------------

As of December 31, 2000, the Company has no remaining accruals for restructuring.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its family of software products including CMS, WTC ProductCenter, and WTC OpCenter (which was discontinued in the third quarter of fiscal 2000), and fees for professional services and software maintenance. Revenue for the third quarter of fiscal 2001 decreased 6.3% to $1,790,000 from $1,910,000 compared with the same period of fiscal 2000. Revenue for the nine month period ended December 31, 2000 decreased 8.6% to $5,400,000 from $5,906,000 in the comparable period of fiscal 2000.

Software license revenue for the three and nine month periods ended December, 2000 decreased 38.1% and 36.0%, respectively, to $319,000 and $970,000, respectively, from $515,000 and $1,515,000, respectively, in the comparable periods of fiscal 2000. This decrease resulted primarily from a decline in core license revenue from the CMS product line.

Maintenance and services revenue for the three month period ended December 31, 2000 increased 5.4% to $1,471,000 from $1,395,000 in the comparable period of fiscal 2000. Maintenance and services revenue for the nine month period ended December 31, 2000 remained relatively constant when compared with the same period of fiscal 2000.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the third quarter of fiscal 2001 decreased to $237,000 or 74.3% of software license revenue from $378,000 or 73.4% of software license revenue in the third quarter of fiscal 2000. For the nine months ended December 31, 2000, gross profit from software license revenue decreased to $743,000 or 76.6% of software license revenue from $994,000 or 65.6% for the same period of fiscal 2000. These changes result primarily from lower software license revenue in fiscal 2001, partially offset by the write-off of prepaid royalties related to the WTC OpCenter product line in the second and third quarters of fiscal 2000.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue increased to $703,000 or 47.8% of maintenance and services revenue in the third quarter of fiscal 2001 from $636,000 or 45.6% of maintenance and service revenue in the third quarter of fiscal 2000. For the nine months ended December 31, 2000 gross profit from maintenance and services revenue increased to $2,512,000 or 56.7% from $2,103,000 or 47.9% of the associated revenue in the comparable period of fiscal 2000. These increases in gross profit are due primarily to lower headcount and related personnel costs in the professional services organization.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Selling and Marketing. Selling and marketing expenses decreased 10.9% and 52.6% for the three and nine month periods ended December 31, 2000 to $949,000 and $2,279,000 from $1,065,000 and $4,811,000, respectively, for the same periods of fiscal 2000. These decreases for the nine month period ended December 31, 2000, resulted primarily from a reduction in headcount and related expenses and a reduction in marketing programs partially due to the discontinuance of the WTC OpCenter product line of approximately $1,860,000 and $570,000, respectively. As a result of these decreases, selling and marketing expenses as a percentage of revenue decreased to 53.0% and 42.2% in the three and nine month periods of fiscal 2001 from 55.8% and 81.5% in the same periods of fiscal 2000.

Research and Development. Research and development expenses decreased 16.5% and 25.7% for the three and nine month periods ended December 31, 2000 to $1,055,000 and $3,298,000 from $1,264,000 and $4,437,000, respectively, for the same periods of fiscal 2000. This decrease resulted primarily from lower headcount in the development organization mostly due to the discontinuance of the WTC OpCenter product line. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 58.9% and 61.1% in the three and nine month periods of fiscal 2001 from 66.2% and 75.1% in the same periods of fiscal 2000.

General and Administrative. General and administrative expenses increased 15.2% and 14.1% for the three and nine month periods ended December 31, 2000 to $614,000 and $1,768,000 from $533,000 and $1,550,000, respectively, for the same periods of fiscal 2000. This increase resulted primarily from higher employee related and professional advisor costs. As a result of these increases and lower revenue, general and administrative expenses as a percentage of revenue increased to 34.3% and 32.7% for the three and nine month periods of fiscal 2001 from 27.9% and 26.2% in the same periods of fiscal 2000.

Restructuring. Restructuring expenses were $1,303,000 for the three and nine month periods ended December 31, 1999. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000.

Interest and Other Income, (Net). Interest and other income, net, consists primarily of interest earned on cash and cash equivalents, offset by interest expense associated with equipment financing. Interest and other income, net, for the three and nine month periods ended December 31, 2000 decreased $15,000 or 9.7% and $208,000 or 30.8%, respectively, from the same periods of fiscal 2000. These decreases are the result of lower interest income due to lower cash and cash equivalent balances during fiscal 2001, along with other nonrecurring income included in the nine month period ending December 31, 1999.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at December 31, 2000 decreased $4,071,000 to $8,335,000 from $12,406,000 at March 31, 2000. This decrease resulted primarily from cash used for operating activities of $3,152,000, capital expenditures of $598,000 and stock repurchases of $318,000 during the nine month period ended December 31, 2000. Working capital decreased $4,096,000 to $5,611,000 at December 31, 2000 from $9,707,000 at fiscal 2000 year end.

In June, 2000, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's outstanding common stock. This program is in addition to previously authorized repurchases of up to 187,500 shares. During the first three quarters of fiscal 2001, the Company repurchased approximately 135,000 shares of its common stock for $318,000. At December 31, 2000, the Company had repurchased approximately 285,000 shares of the 437,500 shares authorized by the Board of Directors.

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

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission (including this Form 10-Q), press releases and oral statements which are not historical facts constitute forward- looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K filed in June 2000.

In June of 2000 the Company received notice from The Nasdaq Stock Market, Inc. that it was subject to delisting by the Nasdaq National Market on September 14, 2000, unless anytime before September 12, 2000 the bid price of the Company's common stock was at least $1.00 for a minimum of ten (10) consecutive trading days. Additionally, in August of 2000 the Company received a second notice from The Nasdaq Stock Market, Inc. that it was subject to delisting by the Nasdaq National Market on November 3, 2000, unless anytime before November 1, 2000 the minimum market value of public float of the Company's common stock was at least $5,000,000 for a minimum of ten (10) consecutive trading days. On September 13, 2000, the Company announced that it had appealed the Nasdaq Delisting Notice; and that, as part of its plan to regain compliance with Nasdaq listing requirements and subject to Nasdaq and shareholder approval, the Board of Directors had authorized a one-for-four reverse split of outstanding shares of common stock and had scheduled a special shareholders meeting on December 20, 2000 for shareholders of record as of November 9, 2000 to vote on these matters. On October 12, 2000 the Company presented to the Nasdaq Listing Qualifications Panel its plan to regain compliance for continued listing on the Nasdaq National Market, or alternatively, to be allowed to maintain a listing on the Nasdaq SmallCap Market. On October 25, 2000 the Company received notice from the Nasdaq Listing Qualifications Panel that the listing of the Company's securities would be transferred from The Nasdaq National Market to The Nasdaq SmallCap Market effective with the open of business on October 30, 2000. Accordingly, on October 30, 2000, the Company's securities started trading on The Nasdaq SmallCap Market and the Company's trading symbol was changed to WKGPC, signifying a conditional listing on The Nasdaq SmallCap Market. After approval at a Special Meeting of Stockholders on December 20, 2000, the Company effected a one-for-four reverse stock split on December 21, 2000. As of that date, the Company's trading symbol was changed to WKGCD, signifying not only the conditional listing, but also designating that these securities were the new one-for-four reverse split securities.

In January of 2001 the Company received notice from The Nasdaq Stock Market, Inc. that it had met the terms of the exception granted by the Nasdaq Listing Qualifications Panel when WTC's listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market on

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


October 30, 2000. Accordingly, effective January 12, 2001, The Company's trading symbol was changed from WKGCD back to WKGP, which was its original Nasdaq trading symbol. Under Nasdaq rules, the Nasdaq Listing and Hearing Review Council reserves the right for 45 days to review the decision of the Nasdaq Listing Qualifications Panel.

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

The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including the timing and shipment of enhancements to the Company's products, and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, an unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and stock price.

                        WORKGROUP TECHNOLOGY CORPORATION
                            Part II Other Information


Item 1.  Legal Proceedings

         The Company is not a party to any litigation that it believes would have a material impact on its business.


Item 4.  Submission of Matters to a Vote of Security Holders

         On December 20, 2000, the Company held a Special Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to amend and restate the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company's issued and outstanding common stock whereby one (1) share of "new" common stock would be issued in exchange for each four (4) shares of "old" common stock issued and outstanding (any fractional shares of common stock which resulted from this share exchange would not be issued but would be rounded up and exchanged for one (1) whole share of the "new" common stock). This proposal was approved by the stockholders of the Company. Holders of 7,045,317 shares of common stock voted for the proposal, holders of 231,742 shares voted against and 36,880 abstained.

         On December 20, 2000, after approval of Stockholders, the Company filed its Second Amended and Restated Certificate of Incorporation and effected the one-for-four reverse stock split on December 21, 2000.


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

                        WORKGROUP TECHNOLOGY CORPORATION
                            Part II Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              3.1 Second Amended and Restated Certificate of Incorporation of the Company as filed with the State of Delaware on December 20, 2000.

         (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORKGROUP TECHNOLOGY CORPORATION
                                   Registrant



Date:  January 31, 2001           /s/ Patrick H. Kareiva
      -----------------           ----------------------
                                  President, Chief Executive Officer, Chief
                                  Financial Officer, Treasurer and Secretary