Form 10-K
period 2001-03-31
WORKGROUP TECHNOLOGY CORP
filed 2001-06-01
CIK 1007021

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 ---------------------------------------------

                                    FORM 10-K
  (Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the Fiscal Year Ended:  March 31, 2001
                                      or
  [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the transition period from __________ to __________

                        Commission File Number: 0-27798

                       ---------------------------------

                       Workgroup Technology Corporation
            (Exact name of registrant as specified in its charter)


                   Delaware                                   04-3153644
                 -------------                               ------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

     91 Hartwell Ave., Lexington, MA                             02421
 ---------------------------------------------                   -------
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


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 23, 2001 (based on the closing price as quoted by Nasdaq National Market as of such date) was approximately $1,810,000.

  As of May 23, 2001, 1,843,521 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 27, 2001 are incorporated by reference into Part III hereof.

===============================================================================

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



                                    PART I

ITEM 1.   BUSINESS

General

     Founded in 1992, Workgroup Technology Corporation ("WTC" or the "Company") develops, markets and supports collaborative product data management ("PDM") software solutions to help manufacturers optimize product development. The Company's proven family of collaborative PDM solutions, WTC ProductCenter(TM), provides product development organizations with product content management and process automation. The WTC ProductCenter solution is web-enabled and extendable across a global enterprise, including customers, partners and the supply chain, and is quickly implemented and customizable. WTC also offers professional services that provide consulting, training and technical support to assist companies with these implementations.

     The Company was incorporated in the State of Delaware in May 1992. The Company's principal executive offices are located at 91 Hartwell Avenue, Lexington, Massachusetts 02421, and its telephone number is (781) 674-2000. References herein to "WTC" and the "Company" include Workgroup Technology Corporation, and its wholly-owned inactive subsidiary, Workgroup Technology GmbH, which is in the process of being dissolved.

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

     Effectively managing the product development process imposes significant demands on information systems. Manufacturers create and store product development information in a wide range of disparate applications and systems such as computer-aided design (CAD) systems; electronic design automation (EDA) systems; word processing systems; manufacturing requirements planning (MRP) systems; enterprise resource planning (ERP) systems; and various project management tools. Companies must be able to integrate these islands of information in order for this critical product content information to be accessible across the enterprise and processes need to be put in place in order to improve product development efficiencies.

WTC's Products

     WTC's product family, WTC ProductCenter(TM), addresses today's "better products faster" challenge by facilitating the management of product design and development information with collaborative PDM.

     WTC ProductCenter is a proven enterprise-wide, collaborative PDM solution delivering a unique and powerful combination of secure product content management, business process automation and enterprise integration--helping companies rapidly optimize the product development process. WTC ProductCenter's core PDM technology allows for the secure management of product information. It allows designers and developers to manage, share, modify and track product data and documents throughout the product development process and provides workflow capabilities for automating business processes. WTC ProductCenter's extended PDM technology enables integration among enterprise applications, such as ERP, for continuous data exchange across the product lifecycle and further allows collaboration among the members of the product development process in the global enterprise, including customers, partners and the supply chain.


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

         Enterprise Integration: This flexible Windows/UNIX/Web-based system allows companies to integrate various information systems, tools, and industry products for enterprise wide product development collaboration. WTC ProductCenter provides various types of user access through standard interfaces and toolkits for native or web-based user environments. WTC also provides application-specific integrations with industry applications such as Pro/ENGINEER(R), SolidWorks(R), AutoCAD(R), FrameMaker(R), and Microsoft(R) Office.

         Quick Adaptability: WTC ProductCenter is a flexible, modular system that can be quickly implemented and customized. As a result, WTC ProductCenter can be managed without an overwhelming burden on administrators and it can be tailored to suit the needs of a growing enterprise, reducing the ongoing cost of ownership.


     The WTC ProductCenter family of products is a suite of modules that, when combined, offer a unified collaborative product data management software solution. WTC ProductCenter modules may be deployed in various combinations to meet the specific needs of a customer. The following modules comprise the WTC ProductCenter product family:


     WTC ProductCenter Components

     WTC ProductCenter(TM) Application Server
     ------------------------------------------
     The WTC ProductCenter Application Server is the core technology providing the data management business logic required to utilize WTC ProductCenter. The Application Server processes the information requests from the client desktops and coordinates the communication with the Oracle(R) RDBMS Server and the WTC ProductCenter Vault and Replication Servers.

      WTC ProductCenter(TM) Vault Server
      ------------------------------------
      The WTC ProductCenter Vault Server manages the storage of files with a high level of data security. Also, although the Application Server coordinates the communication between the Vault Servers and the clients, once a link is established, the Vault Servers communicate directly with the client applications to optimize the transfer of file information.

      WTC ProductCenter(TM) Replication Server
      ------------------------------------------
      When a customer needs to support an enterprise or an extended enterprise distributed over local or wide-area networks, WTC ProductCenter Replication Server supports distribution to multiple sites worldwide. The Replication Server reduces network traffic and response time for the distributed teams, particularly for those sharing work on large design projects.

      WTC ProductCenter(TM) Workflow
      --------------------------------
      WTC ProductCenter Workflow is a flexible process management application that allows companies to model the business process for WTC ProductCenter managed information. Work requests are routed to the appropriate individuals and groups, together with the information needed to perform the work. WTC ProductCenter team members have access to the current status of all workflow processes.

      WTC ProductCenter(TM) BOM Editor
      ----------------------------------
      WTC ProductCenter BOM Editor enables the management of engineering bills of materials throughout the product lifecycle. The BOM Editor provides an efficient Web-based solution for streamlining the engineering change process for companies. Used together with WTC ProductCenter Workflow, companies have a single solution for managing released product configurations.

      WTC ProductCenter(TM) GenView(TM)
      -------------------------------------
      WTC ProductCenter GenView automatically converts documents to viewable files and stores them in WTC ProductCenter. This allows users across the extended enterprise to easily view a file regardless of the application in which the file was originally created.

      WTC ProductCenter(TM) BatchLoader
      -----------------------------------
      WTC ProductCenter BatchLoader automates the loading of data into WTC ProductCenter. It is an easy way for users to add legacy data into the WTC ProductCenter system.

      WTC ProductCenter(TM) BatchGetCopy
      ------------------------------------
      WTC ProductCenter BatchGetCopy automates the retrieval of files from WTC ProductCenter. BatchGetCopy is a helpful tool, allowing users to copy a set of files that are required on a recurring basis.


      WTC ProductCenter Integrators

      WTC ProductCenter(TM) Pro/ENGINEER(R) Integrator
      --------------------------------------------------
      WTC ProductCenter Pro/ENGINEER Integrator provides integration with PTC's Pro/ENGINEER family of mechanical design and analysis tools. This integration supports the management of all Pro/ENGINEER files and configurations and automatically extracts and maintains the relationships and attributes which define the Pro/ENGINEER design. By leveraging WTC ProductCenter release management, the Pro/ENGINEER design team is able to easily build and retrieve configurations throughout the product lifecycle.

      WTC ProductCenter(TM) SolidWorks(R) Integrator
      ----------------------------------------------
      WTC ProductCenter SolidWorks Integrator provides integration with SolidWorks Corporation's SolidWorks solid modeling solution. This integration expands the computer-aided design file management choices by offering the same full functionality of the Pro/ENGINEER Integrator.

      WTC ProductCenter(TM) AutoCAD(R) Integrator
      ---------------------------------------------
      WTC ProductCenter AutoCAD Integrator provides integration with Autodesk's AutoCAD design environment. This integration expands the computer-aided design file management choices by offering the same full functionality of the Pro/ENGINEER Integrator.

      WTC ProductCenter(TM) FrameMaker(R) Integrator
      ------------------------------------------------
      WTC ProductCenter FrameMaker Integrator allows access to WTC ProductCenter functions from within Adobe's FrameMaker publishing environment. Users can automatically generate, add, and associate PDF viewables on add and check-in and use FrameMaker variables to fill in WTC ProductCenter attributes.

      WTC ProductCenter(TM) Microsoft(R) Office Integrator
      ------------------------------------------------------
      WTC ProductCenter Microsoft Office Integrator allows access to WTC ProductCenter functions from within Microsoft's Word and Excel applications. Users can populate WTC ProductCenter attributes from document properties and perform searches on custom or common attributes.


      WTC ProductCenter Toolkits

      WTC ProductCenter(TM) C/C++ Toolkit
      -------------------------------------
      Through its WTC ProductCenter C/C++ Toolkit, WTC ProductCenter allows users to build C/C++ applications and customize their environment by automating tasks such as viewable generations, batch loading of product information, automating workflow processes, or integrating other enterprise information systems such as ERP.

      WTC ProductCenter(TM) Perl Toolkit
      ------------------------------------
      WTC ProductCenter Perl Toolkit module expands the programmatic interface choices by offering the same full-featured functionality of the C/C++ Toolkit through the Perl programming language.

      WTC ProductCenter WebLink(TM) Toolkit
      ---------------------------------------
      WTC ProductCenter WebLink Toolkit allows companies to produce HTML-based web applications for accessing information managed within WTC ProductCenter. WebLink Toolkit allows customers to create web-based clients, which can be tailored for particular users or groups of users. Simplified clients can be created utilizing familiar browser interfaces which mask the complexity of the underlying data management system. The WebLink Toolkit enables organizations to replace inefficient paper-based systems for distributing product development information from the engineering department to other users of the information within and outside of the company.


      WTC ProductCenter client products are supported on Microsoft Windows 95, 98, 2000 and NT, Sun Solaris, HP-UX and SGI Irix operating systems. Supported client browsers include Netscape and Microsoft's Internet Explorer. WTC ProductCenter server products are supported on Microsoft's Windows 2000, Windows NT, Sun Solaris, HP-UX and SGI Irix operating systems. WTC ProductCenter's web server component supports Netscape Enterprise Server, Microsoft Internet Information Server, and Apache Web Server. WTC ProductCenter also supports Oracle 8.

WTC's Services
      WTC offers a complete line of technical support, consulting and training services. These services are an important component of the total solution the Company provides to its customers. System administrator training is provided to customers to prepare them for successful implementation of WTC ProductCenter. Implementation and business consulting services are offered to those customers who request assistance in installing software, designing databases, organizing data and modeling development processes. The Company also provides software maintenance, which includes central call center support, technical updates and maintenance releases of products as determined by the Company. The Company also provides a customer support Web portal, myPDM.net, exclusively to all active maintenance customers providing on-demand online access to product, service, and support information.

WTC's Strategy

      WTC's strategy is to continue to build on its position in the product data management market with its PDM products. The Company intends to achieve this goal by providing customers with pragmatic, adaptable solutions that can be put into production quickly to meet customers' product development needs. This strategy, also includes expanding its direct field sales and support organizations as well as adding to its Value Added Reseller channel. It further includes expanding its research and development organization and continuing to announce and deliver new product releases.

      In line with this strategy, during fiscal 2001, the Company continued to enhance the functionality of its core PDM technology with upgraded product releases, additional applications and related products developed both internally and in conjunction with other technology partners.

      During fiscal 2000, the Company discontinued its knowledge-based program management solution, WTC OpCenter, which was first released in fiscal 1999. The Company's focus since then has been redirected to its original core PDM business.

Customers

WTC's products are used by more than 50,000 users at hundreds of customer sites worldwide and have been implemented across a range of industries including automotive, aerospace, defense, medical products, and telecommunications. WTC customers include corporations such as 3Com Corporation; ABB Flexible Automation; Alcatel USA; Arris Interactive; Eaton Corporation; General Electric Company; Honeywell, Inc.; Millipore Corporation; Siemens Energy & Automation, Inc.; U.S. Army; and Whirlpool Corporation.

Sales and Marketing

      The Company's sales organization is organized as a single group, which also includes support for value-added resellers ("VARs"). This group consists of regional sales representatives, pre-sales application engineers, and inside sales representatives, and is focused on meeting the needs of, and expanding the Company's opportunities within, its existing customer base, as well as with new customers.

      The Company utilizes VARs to complement its direct sales force. These VARs have vertical market expertise and are predominantly focused on providing product development solutions to new and existing customers. As of March 31, 2001, the Company had five VARs located throughout North America.

      To support the sales process, the Company conducts marketing programs that include trade shows and customer communications programs, often via its website located at www.workgroup.com. The Company sponsors user groups and customer advisory boards as a source of feedback about its customers' requirements.

      The Company does not believe that its revenue is materially impacted by seasonality.

      As of March 31, 2001, the Company's sales and marketing organization consisted of 16 people located in the Company's headquarters in Lexington, Massachusetts and in locations throughout the United States.

Customer Support and Consulting

      The Company's customers utilize WTC ProductCenter in mission-critical applications on which the success of the organization may depend. Therefore, a high level of customer service, training and technical support is critical. The Company's customer support organization provides support through telephone, the worldwide web, electronic mail and fax communications. As of March 31, 2001, the Company's customer support and consulting organization consisted of 17 people. OEMs and some VARs offer first-level customer support to their end-user customers and rely on the Company for any additional required support. The Company receives fees for support and maintenance provided to these channel partners. The Company offers consulting services, at a fee, to customers seeking assistance in the implementation, use and expansion of the Company's products.

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

      As of March 31, 2001, the Company's product development staff consisted of 19 employees. The Company's total expense for research and development in fiscal 1999, 2000 and 2001 was $6.7 million, $5.5 million and $4.1 million, respectively.

Competition

      The PDM and product development markets are intensely competitive and are subject to rapid change. The Company's competitors offer a variety of products and services to address these markets. No company is currently the dominant leader in the PDM market. However, the Company's WTC ProductCenter family of products currently encounters direct competition from a number of public and privately-held companies. In addition, the possible entrance of new competitors may intensify competition in these markets. Vendors of relational database management systems and enterprise resource planning systems, among others, may compete with the Company in the future. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

WTC, the WTC logo, ProductCenter, myPDM, GenView and WebLink are trademarks of the Company. All other trademarks and trade names referred to in this report are the property of their respective owners.

Employees

     As of March 31, 2001, the Company employed 66 persons, including 19 product development personnel, 14 sales personnel, 17 customer support, training and consulting personnel, 14 finance and administration personnel and 2 marketing personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

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


ITEM 2.   PROPERTIES

     The Company's headquarters are located in approximately 29,000 square feet of office space in Lexington, Massachusetts. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in September 2001. The Company believes that its existing facilities are adequate for its current needs and that, if necessary, alternate facilities are available for lease to meet its future needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes would have a material impact on its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended March 31, 2001, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "WKGP". On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's Common Stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented. On May 23, 2001, the closing price of the Company's Common Stock was $1.24 per share. As of May 23, 2001, there were approximately 100 holders of record of the Company's Common Stock and at least 1,000 beneficial holders, based on information obtained from the Company's transfer agent.

     The following table sets forth quarterly high and low prices of the Common Stock for the indicated fiscal periods:

                                  Fiscal 2001             Fiscal 2000
                                High        Low         High       Low
                               ------      ------      ------     ------
        First Quarter          $ 8.38      $ 2.25      $ 8.24     $ 4.76
        Second Quarter           3.38        1.00        7.24       4.00
        Third Quarter            2.50        0.81       11.52       3.52
        Fourth Quarter           2.31        0.84       17.00       5.00

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

Five Year Summary of Selected Financial Data

                                       Fiscal Year Ended March 31,
                            2001      2000       1999       1998      1997
                          -------   --------   --------   --------   -------
                                 (in thousands, except per share data)
Statement of
  Operations Data:
Revenue                   $ 7,411   $  7,703   $  8,631   $  7,638   $10,439
Gross profit                4,204      4,059      5,069      4,465     7,969
Operating expenses          9,644     14,565     15,311     14,248    12,255
Loss from operations       (5,440)   (10,506)   (10,242)    (9,783)   (4,286)
Net loss                   (4,883)    (9,619)    (8,936)    (8,075    (2,407)

Basic and diluted net
  loss per common share   $ (2.52)  $  (4.80)  $  (4.28)  $  (3.93)  $ (1.20)
Weighted average basic
  and diluted shares
  outstanding               1,941      2,003      2,090      2,057     1,999


                                               March 31,
                            2001      2000       1999       1998      1997
                          -------   --------   --------   --------   -------
                                            (in thousands)
Balance Sheet Data:
Working capital           $ 4,052   $ 9,707    $ 18,789   $ 28,442   $ 36,555
Total assets                8,782    14,074      25,397     35,075     41,796
Total stockholders'
  equity                    5,136    10,403      20,114     30,039     37,927

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

Results of Operations

     The following table sets forth for the periods indicated, certain consolidated financial data as a percentage of total revenue:

                                               Percentage of Total Revenue
                                         ---------------------------------------

                                                Fiscal Year Ended March 31
                                         ---------------------------------------
                                            2001           2000          1999
                                         ---------      ---------     ---------
     Revenue:
       Software licenses                     19.5 %         25.4 %        38.8 %
       Maintenance and services              80.5           74.6          61.2
                                         ---------      ---------     ---------
          Total revenue                     100.0          100.0         100.0

     Gross profit                            56.7           52.7          58.7

     Operating expenses:
       Selling and marketing                 42.9           74.5          79.9
       Research and development              55.4           71.7          77.1
       General and administrative            31.8           26.0          20.4
       Restructuring                            0           16.9             0
                                         ---------      ---------     ---------
          Total operating expenses          130.1          189.1         177.4

     Loss from operations                   (73.4)%       (136.4)%      (118.7)%


Fiscal 2001 Compared to Fiscal 2000

     Revenue. The Company's revenue consists of license fees for its WTC ProductCenter and WTC OpCenter software products and fees for professional services and software maintenance. The Company had total revenue of $7,411,000 in fiscal 2001 as compared to total revenue of $7,703,000 in fiscal 2000, a decrease of $292,000 or 3.8%.

     Software license revenue decreased 26.0% in fiscal 2001 to $1,445,000 from $1,954,000 in fiscal 2000. This revenue decrease resulted primarily from a decline in the sales of the Application Server, Weblink Toolkit and Oracle products into the Company's existing customer base.

     Maintenance and services revenue increased 3.8% in fiscal 2001 to $5,966,000 from $5,749,000 in fiscal 2000. This increase resulted primarily from higher maintenance revenue as a result of an increase in the customer maintenance base and to a lesser extent, an increase in revenue from consulting and training services.

     Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable to third parties upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for fiscal 2001 was $1,150,000 or 79.6% of software license revenue versus $1,396,000 or 71.4% of software license revenue in fiscal 2000. This decrease in gross profit is primarily the result of lower software license revenue in fiscal 2001. In addition, gross profit was negatively affected by the write-off of prepaid royalties of $288,000, related to the WTC OpCenter product line in fiscal 2000.

     Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue increased to $3,054,000 in fiscal 2001 from $2,663,000 in fiscal 2000. As a percentage of maintenance and services revenue, the gross margin increased to 51.2% in fiscal year 2001 from 46.3% in fiscal year 2000. This increase in gross profit is due primarily to a favorable mix of maintenance revenue, which is a significant contributor to margin, as compared to service revenue, for fiscal 2001 and a reduction in employee-related costs in the consulting organization, due to the discontinuance of the WTC OpCenter product line during fiscal 2000.

     Selling and Marketing. The Company's products are distributed worldwide through its direct sales organization as well as its strategic partners, which include resellers and OEMs. Selling and marketing expenses decreased 44.6% in fiscal 2001 to $3,179,000 from $5,736,000 in fiscal 2000. This decrease is primarily the result of reduced headcount and related expenses in the sales and marketing organizations, due to the discontinuance of WTC OpCenter product line in fiscal 2000. Sales and marketing expenses related to the WTC OpCenter product line were approximately $2,469,000 in fiscal 2000.

     Research and Development. Research and development expenses decreased
25.6% in fiscal 2001 to $4,106,000 from $5,520,000 in fiscal 2000. The decrease in fiscal 2001 resulted primarily from reduced headcount and related expenses, due to the discontinuance of WTC OpCenter product line in fiscal 2000. Research and development expenses related to the WTC OpCenter product line were approximately $1,812,000 in fiscal 2000. As a result of this expense decrease and the lower revenue level of the Company, research and development expenses as a percentage of revenue was 55.4% in fiscal 2001 versus 71.7% in fiscal 2000.

     General and Administrative. In fiscal 2001, general and administrative expenses increased 17.6% to $2,359,000 from $2,006,000 in fiscal 2000. The increase in general and administrative expenses in fiscal 2001 as compared to fiscal 2000 is due to higher employee related and professional advisor costs. As a percentage of revenue, general and administrative expenses increased to 31.8% in fiscal 2001 from 26.0% in fiscal 2000.

     Restructuring. Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These charges included severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs. There were no restructuring expenses in fiscal 2001. All amounts incurred under the restructuring have been paid at March 31, 2001.

     Interest and Other Income. Interest and other income consists primarily of interest earned on cash and cash equivalents. As a result of lower average cash and cash equivalent balances during fiscal 2001, interest and other income decreased 37.2% to $557,000 in fiscal 2001 from $887,000 in fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

     Revenue. The Company's revenue consists of license fees for its WTC ProductCenter and WTC OpCenter software products and fees for professional services and software maintenance. The Company had total revenue of $7,703,000 in fiscal 2000 as compared to total revenue of $8,631,000 in fiscal 1999, a decrease of $928,000 or 10.8%.

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

     Restructuring. Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company, which occurred in the third quarter of fiscal 2000. These charges include severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs.

     In October 1999, the Board of Directors authorized management actions that resulted in the discontinuance of development and selling and marketing efforts related to the WTC OpCenter product and the related restructuring of the Company. The Company's actions resulted in the elimination of 33 positions, a workforce reduction of approximately 35%, during the third quarter of fiscal 2000, of which six were from services, eleven from research and development, fourteen from selling and marketing, and two from general and administrative.

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

     The activity impacting the accrual for the discontinuance of the WTC OpCenter product line and the related restructuring charges during fiscal year 2000 is summarized below:

--------------------------------------------------------------------------------
                             Charges                    Charges       Balance at
                             to Cost of   Charges to    Applied       March 31,
                             Revenue      Operations    or Paid       2000
--------------------------------------------------------------------------------
Workforce reductions         $       -    $  618,000    $  618,000    $    -
--------------------------------------------------------------------------------
WTC OpCenter contract
  settlements                        -       280,000       280,000           -
--------------------------------------------------------------------------------
Third-party royalty costs      288,000             -       288,000           -
--------------------------------------------------------------------------------
Asset write-downs                    -       270,000       270,000           -
--------------------------------------------------------------------------------
Other restructuring costs            -       135,000       126,000       9,000
--------------------------------------------------------------------------------
Totals                       $ 288,000    $1,303,000    $1,582,000      $9,000
--------------------------------------------------------------------------------

     Interest and Other Income. Interest and other income consists primarily of interest earned on cash and cash equivalents and other income. As a result of lower average cash and cash equivalent balances during fiscal 2000, interest and other income decreased 32.1% to $887,000 in fiscal 2000 from $1,306,000 in fiscal 1999.

Liquidity, Capital Resources and Market Risks

     Cash and cash equivalents at March 31, 2001 decreased $5,387,000 to $7,019,000 from $12,406,000 at March 31, 2000. This decrease results primarily from cash used for operating activities of $3,984,000, stock repurchases of $392,000 and capital expenditures of $1,019,000 in fiscal 2001.

     In October 1998, May 1999 and May 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to 125,000, 62,500 and 250,000 shares, respectively, of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. At March 31, 2001, the Company had repurchased approximately 329,000 of the 437,500 shares authorized. Subsequent to March 31, 2001 and as of May 23, 2001, 1,000 additional shares have been repurchased.

     The Company believes its existing cash and cash equivalent balances will be sufficient to meet its cash requirements, including treasury stock transactions, for at least the next fiscal year.

     During fiscal 2001, the Company did not own any derivative financial instruments. The Company holds no investment securities nor has it issued any debt obligations which would require disclosure of market risk. Currently, the Company does not engage in foreign currency hedging activities.

     To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

Certain Factors That May Affect Future Results

     The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission (including this Form 10-K), press releases and oral statements which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved.

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

     In January of 2001 the Company received notice from The Nasdaq Stock Market, Inc. that it had met the terms of the exception granted by the Nasdaq Listing Qualifications Panel when WTC's listing was transferred from the Nasdaq National Market to The Nasdaq SmallCap Market on October 30, 2000. Accordingly, effective January 12, 2001, the Company's trading symbol was changed from WKGCD back to WKGP, which was its original Nasdaq trading symbol.

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

     The Company's future results are subject to substantial risks and uncertainties. Because the Company derives a substantial portion of its revenue from software license fees, the Company's quarterly and annual operating results are sensitive to the size, timing and shipment of individual orders, customer order deferrals in anticipation of new products or the lengthening of the sales cycle either generally or with respect to individual customers. In addition, the Company's growth is dependent on achieving broader market acceptance of its products, the growth of the product data management market and the ability of the Company to introduce enhancements and additional integrations to its products in a timely manner to meet the evolving needs of its customers. The Company also relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse effect on the Company. The segment of the software industry in which the Company is engaged is extremely competitive. Certain current and potential competitors of the Company are more established and benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company.

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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item may be found under the sections captioned "Election of Directors", "Occupations of Directors and Executive Officers" and "Section 16 Reporting" in the Company's Proxy Statement (the "2001 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on July 27, 2001, and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended March 31, 2001.

ITEM 11.        EXECUTIVE COMPENSATION

     The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item may be found under the section captioned "Certain Transactions" in the 2001 Proxy Statement, and is incorporated herein by reference.



                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K

     (a)(1)     Financial Statements.

     The following financial statements are filed as part of this report:

                                                                            Page
                                                                            ----

Report of Independent Accountants.... .......................................F-1

Consolidated Balance Sheets at March 31, 2001 and 2000.......................F-2

Consolidated Statements of Operations for the years
  ended March 31, 2001, 2000 and 1999........................................F-3

Consolidated Statements of Stockholders' Equity for
  the years ended March 31, 2001, 2000 and 1999..............................F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999.............................................F-5

Notes to Consolidated Financial Statements..................................F-6

Selected Quarterly Financial Data...........................................F-11

     (a)(2)   Financial Statement Schedules:

     All schedules for which provisions made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3)  List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number    Description
-------   -----------
3.1(8)    Second Amended and Restated Certificate of Incorporation of the
          Company
3.2(1)    Amended and Restated By-Laws of the Company
4.1(1)    Specimen certificate representing the Common Stock
10.1(1)   1996 Stock Plan
10.2(2)   Form of Incentive Stock Option Agreement under the 1996 Stock Plan
10.3(2)   Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
10.4(1)   1996 Employee Stock Purchase Plan
10.5(2)   1996 Employee Stock Purchase Plan Enrollment Authorization Form
10.6(7)   Amended and Restated 1996 Non-Employee Director Stock Option Plan
10.7(2) Form of Non-Qualified Stock Option Agreement under the 1996 Non-Employee Director Stock Option Plan of the Registrant
10.8(1) Registration Rights Agreement between the Company and the Preferred Stockholders, James Carney and James Simmons, as amended as of November 27, 1995
10.9(3) Master Lease Agreement between the Company and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 91 Hartwell Avenue Trust dated
          July 30, 1996
10.10(1)  Form of Executive Management Incentive Compensation Plan of the
          Company
10.11(1) Form of Non-Competition Agreement between the Company, its executive officers and founders
10.13(4) Employment Agreement between the Company and John P. McDonough 10.14(5) Form of Severance Agreement between the Company and certain executive officers
10.15*    Employment Agreement between the Company and Patrick H. Kareiva
21.1(5)   Subsidiaries of the Company
23.1*     Consent of Independent Accountants (PricewaterhouseCoopers LLP)
24.1*     Power of Attorney (see page 19)
__________________
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-00810).
(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

    (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
    (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
    (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed as
          Exhibit 10.17.
    (8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.
     *    Filed herewith.


   (b)       Reports On Form 8-K.

   There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2001.

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


                                                WORKGROUP TECHNOLOGY CORPORATION


Date:  May 31, 2001                             By: /s/ Patrick H. Kareiva
                                                   -----------------------------
                                                    Patrick H. Kareiva
                                                    President, Chief Executive
                                                    Officer, Chief Financial
                                                    Officer, Director, Treasurer
                                                    and Secretary


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of May, 2001.


               Signature                                 Title(s)
               ---------                                 --------

/s/ Patrick H. Kareiva                          President, Chief Executive
-------------------------------------------     Officer, Chief Financial
Patrick H. Kareiva                              Officer, Director, Chairman of
                                                the Board, Treasurer and
                                                Secretary (Principal Executive
                                                Officer)



/s/ Douglas A. Catalano                         Director
-------------------------------------------
Douglas A. Catalano


/s/ James M. McConnell                          Director
-------------------------------------------
James M. McConnell

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Workgroup Technology Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Workgroup Technology Corporation and its subsidiary (the "Company") at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Boston, Massachusetts
April 18, 2001

                       WORKGROUP TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 2001 and 2000
                            (dollars in thousands)

                                                         2001            2000
                                                         ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                          $  7,019       $  12,406
  Accounts receivable (net of allowance of
      $50 in 2001 and $60 in 2000)                        556             763
  Prepaid expenses and other current assets               123             209
                                                        ------         -------

        Total current assets                            7,698          13,378

  Property and equipment, net                           1,084             696
                                                      --------       ---------
        Total assets                                 $  8,782       $  14,074
                                                      ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        756       $      53
  Accrued expenses                                        549             989
  Accrued vacation                                         43              83
  Accrued royalties                                        51              50
  Deferred revenue                                      2,247           2,496
                                                      --------       ---------

        Total current liabilities                       3,646           3,671

Commitments (Note G)

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued or outstanding at
    March 31, 2001 and 2000                                  -               -
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 2,173,825 and 2,167,659 shares issued
    at March 31, 2001 and 2000, respectively                22              22
 Additional paid-in capital                             44,479          44,471
 Treasury stock, at cost; 329,204 shares at March 31,
    2001 and 150,054 shares at March 31, 2000           (1,753)         (1,361)
 Accumulated deficit                                   (37,612)        (32,729)
                                                       --------       ---------

        Total stockholders' equity                       5,136          10,403
                                                       --------       ---------
          Total liabilities and stockholders' equity  $  8,782       $  14,074
                                                       ========       =========

    The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           for the fiscal years ended March 31, 2001, 2000 and 1999
                     (in thousands, except per share data)


                                               2001        2000        1999
                                               ----        ----        ----
Revenue:
   Software licenses                       $  1,445    $  1,954    $  3,353
   Maintenance and services                   5,966       5,749       5,278
                                            --------    --------    --------

          Total revenue                       7,411       7,703       8,631

Cost of revenue:
   Cost of software licenses                    295         558         370
   Cost of maintenance and services           2,912       3,086       3,192
                                            --------    --------    --------

          Total cost of revenue               3,207       3,644       3,562
                                            --------    --------    --------

   Gross profit                               4,204       4,059       5,069

Operating expenses:
   Selling and marketing                      3,179       5,736       6,895
   Research and development                   4,106       5,520       6,654
   General and administrative                 2,359       2,006       1,762
   Restructuring                                  -       1,303           -
                                            --------    --------    --------

          Total operating expenses            9,644      14,565      15,311
                                            --------    --------    --------

Loss from operations                         (5,440)    (10,506)    (10,242)

Interest and other income                       557         887       1,306
                                            --------    --------    --------

Net loss                                   $ (4,883)   $ (9,619)   $ (8,936)
                                            ========    ========    ========

Basic and diluted net loss
  per common share                         $  (2.52)   $  (4.80)   $  (4.28)
Weighted average basic and diluted
  shares outstanding                          1,941       2,003       2,090


   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended March 31, 2001, 2000 and 1999
                                (in thousands)

                                                              Accumu-
                                                              lated
                                                              Other
                               Treasury      Addi-            Compre-            Total
             Common Stock       Stock       tional   Accumu-  hensive  Compre-   Stock-
             -------------  -------------   Paid-In   lated   Income   hensive  holders'
             Shares Amount  Shares Amount   Capital  Deficit  (Loss)    Loss     Equity
             --------------------------------------------------------------------------
Balance at
 March 31,
 1998         2,092  $21                   $ 44,205 $(14,174) $(13)             $30,039
  Sale of
   stock
   under
   stock
   plans         36                             184                                  184
  Repurchase
   of common
   stock                    (122)   $(1,155)                                      (1,155)
Comprehensive
 loss:
  Net loss                                             (8,936)         $(8,936)   (8,936)
  Foreign
   currency
   translation
   adjustment                                                   (18)       (18)      (18)
                                                                        -------
  Compre-
   hensive
   loss                                                                 (8,954)
--------------------------------------------------------------------    -------   ------
Balance at
 March 31,
 1999         2,128   21    (122)    (1,155) 44,389   (23,110)  (31)              20,114
--------------------------------------------------------------------              ------
  Sale of
   stock
   under
   stock
   plans         40    1                         82                                   83
  Repurchase
   of common
   stock                     (28)      (206)                                        (206)
  Comprehensive
   loss:
    Net loss                                           (9,619)          (9,619)   (9,619)
    Foreign
     currency
     translation
     adjustment                                                $ 31                   31
                                                                        -------
    Compre-
     hensive
     loss                                                               (9,619)
-------------------------------------------------------------------     -------   ------
Balance at
 March 31,
 2000         2,168   22    (150)    (1,361) 44,471   (32,729)    -               10,403
-------------------------------------------------------------------               ------
  Sale of
   stock
   under
   stock
   plans          6                               8                                    8
  Repurchase
   of common
   stock                    (179)      (392)                                        (392)
  Compre-
   hensive
   loss:
    Net loss                                           (4,883)          (4,883)   (4,883)
                                                                        -------
    Compre-
     hensive
     loss                                                              $(4,883)
-------------------------------------------------------------------    ========  -------
Balance at
 March 31,
 2001         2,174  $22    (329) $(1,753)  $44,479  $(37,612)    -              $ 5,136
===================================================================              =======

   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the fiscal years ended March 31, 2001, 2000 and 1999
                            (dollars in thousands)

                                               2001        2000        1999
                                               ----        ----        ----
Cash flows from operating activities:
   Net loss                                 $ (4,883)   $ (9,619)   $ (8,936)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities: Depreciation and
     amortization                                609         791         944
     Provision for doubtful accounts             (10)         (4)          -
     Loss on disposal of assets                   22         278          16
     Changes in operating assets and
         liabilities:
       Accounts receivable                       217       1,076        (338)
       Prepaid expenses and other current
            assets                                86         (16)         15
       Other assets                                -           1          16
       Accounts payable                          703        (540)       (438)
       Accrued expenses                         (440)       (593)       (171)
       Accrued vacation                          (40)       (175)         29
       Accrued royalties                           1        (291)        202
       Deferred revenue                         (249)        (13)        625
                                             --------    --------    --------

       Net cash used in operating activities  (3,984)     (9,105)     (8,036)

Cash flows from investing activities:
   Purchases of property and equipment        (1,019)       (447)       (704)

Cash flows from financing activities:
   Proceeds from issuance of common stock          8          83         184
   Payments for common stock repurchases        (392)       (206)     (1,155)
                                              --------    --------    --------
       Net cash used in financing activities    (384)       (123)       (971)

Effect of exchange rate changes on cash            -          31         (18)
                                              --------    --------    --------
Net decrease in cash and cash equivalents     (5,387)     (9,644)     (9,729)
Cash and cash equivalents, beginning of year  12,406      22,050      31,779
                                             --------    --------    --------

Cash and cash equivalents, end of year      $  7,019    $ 12,406    $ 22,050
                                            ========    ========    ========
Supplemental cash flow information:
   Interest paid                            $      2    $      3    $      2
   Income taxes paid                        $      2    $      7    $     21

   The accompanying notes are an integral part of the financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Nature of the Business
    ----------------------

    Workgroup Technology Corporation (the "Company"), incorporated on May 11, 1992, provides collaborative product data management solutions through its WTC ProductCenter family of products. The Company's products and services provide product development organizations with product content management and process automation to optimize the product development process throughout the extended enterprise, including customers, partners and the supply chain.

    The Company has generated continued losses from operations which has reduced its cash balances. Management has the intent and ability to manage expenditures commensurate with the level of sales expected in fiscal 2002 to ensure adequate cash balances through fiscal 2002.

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

    Foreign Currency Translation
    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and income and expense items are translated at the average rates for the period. The effect of such translations are included in net earnings for the years ended March 31, 2001 and 2000, but were excluded from net earnings and accumulated as a separate component of stockholders' equity for the year ended March 31, 1999. Transaction gains and losses from foreign currency transactions have not been material to date.

    Cash Equivalents
    Cash equivalents consist of commercial paper and money market mutual funds with remaining maturities at acquisition of three months or less and are carried at cost plus accrued interest which approximates market value.

    The Company has approximately $155,000 of restricted cash included in the March 31, 2001 and 2000 cash balances. This restricted cash serves as collateral for a letter of credit obtained in fiscal year 1997 related to the Company's property lease.

    Property and Equipment
    Property and equipment are stated at cost. Depreciation is provided under the straight-line method based upon the following estimated useful lives:

       Asset Classification                  Estimated Useful Life
       --------------------                  ---------------------
       Computer software                     2 or 3 years
       Furniture and fixtures                3 years
       Equipment                             2 or 3 years
       Leasehold improvements                Estimated useful life of the asset
         and equipment under                   or term of the lease, whichever
         capital leases                        is shorter

    Major replacements of, or improvements to, property and equipment are capitalized. Minor replacements, repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.

    Research and Development Costs
    Research and development costs are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been established. The Company believes it has achieved technological feasibility when the working model has been established, which is typically demonstrated by beta shipment. Qualifying capitalized costs for the years ended March 31, 2001, 2000 and 1999 have been immaterial and, therefore, the Company has not capitalized such costs.

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

    Basic and Diluted Net Loss Per Common Share
    The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and diluted net loss per common share is based on the same computation and includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for fiscal years 2001, 2000 and 1999 and therefore the basic and diluted net loss per common share were the same for those periods.

    The following table sets forth for the periods indicated, the options to purchase shares of the Company's common stock:

                                 March 31,
                       -----------------------------
                       2001       2000      1999
                       --------   --------  --------
    Number of shares    496,000    139,000   499,000
    Weighted average
     exercise price    $   5.01   $  12.50  $  14.60

    Comprehensive Income
    The Company follows Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive loss and comprehensive loss on the Consolidated Statements of Stockholders' Equity in accordance with this standard.

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

    The Company sells its product to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company believes any credit losses will not be material. The Company recorded write-offs of accounts receivable in fiscal years 2001, 2000 and 1999 of $1,000, $144,000 and $2,000, respectively.

C.  Property and Equipment
    ----------------------

    Property and equipment consisted of the following:

    (in thousands)                                       March 31,
                                                   -------------------
                                                    2001         2000
                                                   ---------   -------
       Computer software                             $   424   $   529
       Furniture and fixtures                            128       127
       Equipment                                       1,744     1,647
       Leasehold improvements                            166       166
                                                     -------   -------
                                                       2,462     2,469
       Less accumulated
        depreciation and amortization                 (1,378)   (1,773)
                                                     -------   -------
                                                     $ 1,084   $   696
                                                     =======   =======

D.  Stockholders' Equity
    --------------------

    Reverse Stock Split
    On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's Common Stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

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

    Treasury Stock
    In October 1998, May 1999 and May 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to 125,000, 62,500 and 250,000 shares, respectively, of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. The Company's repurchases of shares of Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. At March 31, 2001, the Company had repurchased approximately 329,000 of the 437,500 shares authorized.

    Stock Option Plans
    The 1992 and 1996 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value per share of common stock on the date of the grant. The Plans also provide for the granting of nonqualified stock options, stock awards and purchase rights to employees, consultants, directors and officers of the Company. The options generally become exercisable ratably over four or five years from the date of grant and expire ten years from the date of grant. In January 1996, the Board of Directors terminated the granting of options under the 1992 Plan. The 1996 Plan provides for the granting of options to purchase a maximum of 750,000 shares of Common Stock of the Company to eligible employees. At March 31, 2001, 285,336 shares were available for grant under the 1996 Plan.

    The Company's Amended and Restated 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the granting of options to purchase a maximum of 75,000 shares of Common Stock of the Company to non-employee directors. Under the Director Option Plan, each non-employee director elected or appointed on or after June 1, 2001 shall receive an option to purchase 12,000 shares of the Company's Common Stock upon the later of (i) the date on which the stockholders of the Company approve the amendment and restates the Director Option Plan or (ii) the date such person is first elected to the Board. Each person who is a member of the Board who is a Non-Employee Director on the date upon which his most recently granted option to purchase shares of Common Stock becomes fully vested shall be automatically granted on each such date an option to purchase 12,000 shares of the Common Stock. All options granted under the Director Option Plan vest in twelve equal quarterly installments beginning three months from the date of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant. At March 31, 2001, 51,000 shares were available for grant under the Director Option Plan.

    The following is a summary of the Company's stock option plans as of March 31, 1999, 2000 and 2001 and changes during the years ending on those dates:
    (in thousands, except per share amounts)

                                                                  Weighted
                                                   Number          Average
                                                 of Shares     Exercise Price
                                                 ----------    --------------

    Options outstanding
      at March 31, 1998                                432           15.80
     Granted                                           196           12.44
     Exercised                                         (29)           1.68
     Canceled                                         (100)          19.16
                                                      ----
    Options outstanding
      at March 31, 1999                                499           14.60
     Granted                                           107            5.96
     Exercised                                         (32)           1.40
     Canceled                                         (435)          14.12
                                                      ----
    Options outstanding
      at March 31, 2000                                139           12.50
     Granted                                           487            3.87
     Exercised                                          (3)           0.86
     Canceled                                         (127)           8.94
                                                      ----
    Options outstanding
      at March 31, 2001                                496          $ 5.01

                                                                 Weighted
                                                   Number         Average
                                                 of Shares     Exercise Price
                                                 ---------     --------------
    Price range $0.60 - $2.00
      (remaining contractual life of 9.0 years)
     Outstanding                                        86          $ 1.43
     Exercisable                                         5            1.10
    Price range $2.13 - $3.75
      (remaining contractual life of 9.4 years)
     Outstanding                                        71            2.49
     Exercisable                                         4            2.28
    Price range $4.13 - $6.00
      (remaining contractual life of 9.0 years)
     Outstanding                                       269            4.92
     Exercisable                                        71            4.94
    Price range $6.25 - $16.00
      (remaining contractual life of 7.7 years)
     Outstanding                                        50            9.48
     Exercisable                                        22           10.98
    Price range $16.25 - $103.00
      (remaining contractual life of 5.8 years)
     Outstanding                                        20           19.78
     Exercisable                                        17           19.88

    Options exercisable, March 31
      1999                                             154           14.88
      2000                                              62           16.25
      2001                                             119            7.96

    SFAS No. 123 "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide a pro forma basis disclosure of net income (loss) and earnings (loss) per share which reflects such compensation expense in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal year 1997 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. The Company did not recognize any compensation cost for its Stock Option Plans and Employee Stock Purchase Plan, as described below, in fiscal years 2001, 2000 and 1999. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's loss and loss per share would have been on a pro forma basis:
    (in thousands, except per share amounts)

                                2001      2000       1999
                                ----      ----       ----
    Net loss
        As reported             $(4,883)  $ (9,619)  $ (8,936)
        Pro forma               $(5,837)  $(10,362)  $(10,537)

    Net loss per share
        As reported             $ (2.52)  $  (4.80)  $  (4.28)
        Pro forma               $ (3.01)  $  (5.17)  $  (5.04)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                     2001      2000      1999
                                     ----      ----      -----
     Expected volatility              111.96%    97.74%     79.7%
     Risk-free interest rates            5.0%      6.1%      5.0%
     Dividend rate                         0%        0%        0%
     Expected life                   5 years   5 years   5 years

    The weighted-average fair value of options granted during fiscal year 2001, 2000 and 1999 is estimated as $2.76, $4.56 and $8.40, respectively.

    Employee Stock Purchase Plan
    The 1996 Employee Stock Purchase Plan provides for the issuance of up to 87,500 shares of Common Stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last business day of each semiannual period.

    The following is a summary of shares issued under this plan:
    (in thousands, except per share amounts)

                                       2001     2000     1999
                                       ----     ----     ----

       Shares                            2,750    7,812    7,103
       Weighted average fair
        value                          $  0.75  $  1.92  $  2.96

E.  Benefit Plan

    The Company maintains the Workgroup Technology Corporation 401(k) Plan (the "401(k) Plan") for all eligible employees which provides for matching employer contributions determined annually by the Board of Directors. There have been no matching employer contributions made to the 401(k) Plan as of March 31, 2001.

F.  Income Taxes

    In fiscal years 2001, 2000 and 1999, no provision for taxes was reflected in the Consolidated Statements of Operations since the Company was in a loss position.

    Deferred income taxes represent the tax effects of transactions which are reported in different periods for financial and tax reporting purposes.

    The components of deferred tax assets and liabilities are as follows:
    (in thousands)
                                                          March 31,
                                                    --------------------
                                                    2000        2001
                                                    ----        ----
    Deferred tax assets:
      Net operating loss carryforwards              $ 14,447    $ 12,438
      Research & development credit carryforwards      1,797       1,577
      Depreciation & amortization                        150         156
      Vacation accrual                                    17          33
      Other                                               20          30
      Rent                                                12          29
                                                    --------    --------
    Gross deferred tax assets                         16,443      14,263
    Valuation allowance                              (16,443)    (14,263)
                                                    --------    --------
    Net deferred tax assets                         $      -    $      -
                                                    ========    ========

    At March 31, 2001, the Company has available net operating loss carryforwards of approximately $35,875,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008 for federal purposes and 2002 for state tax purposes. The utilization of the net operating loss and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. The Company also has available research and development credits of $1,144,000 and $988,000 for federal and state purposes, respectively. The research and development credits, if not utilized, will expire from 2008 through 2016. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded.

G.  Commitments
    -----------

    Lease Commitments
    The Company leases the facility it occupies under a noncancelable operating lease agreement which expires September 30, 2001. Total rent expense for the years ended March 31, 2001, 2000 and 1999 was $688,000, $718,000 and
    $748,000, respectively. The future minimum payments under such commitments as of March 31, 2001 are as follows:
    (in thousands)

          Fiscal Year    Future Minimum Payments
          -----------    -----------------------
          2002           $ 341

    The Company is both evaluating a lease extension on its current facility and evaluating leasing an alternative facility, to meet its future needs.

H.  Segment Information
    -------------------

    The Company operates in one segment. Export sales for the years ended March 31, 2001, 2000 and 1999 were approximately $254,000, $90,000 and $126,000, respectively.

I.  Restructuring
    -------------

    Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These charges included severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs. All amounts incurred under the restructuring have been paid at March 31, 2001.

                       WORKGROUP TECHNOLOGY CORPORATION
                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     Fiscal Quarter Ended
                                      June 30,   September 30,   December 31,   March 31,
                                        2000         2000           2000          2001
                                      --------   -------------   ------------   ---------
                                            (in thousands, except per share data)
Statement of Operations Data:
Revenue                                $ 1,764     $ 1,846        $ 1,790        $ 2,011
Gross profit                             1,116       1,199            940            949
Operating expenses                       2,342       2,385          2,618          2,299
Loss from operations                    (1,226)     (1,186)        (1,678)        (1,350)
Net loss                                (1,063)     (1,021)        (1,538)        (1,261)

Basic and diluted net loss
    per common share                   $ (0.53)    $ (0.52)       $ (0.80)       $ (0.68)
Weighted average basic and diluted
    shares outstanding                   2,014       1,973          1,915          1,864

                                                     Fiscal Quarter Ended
                                      June 30,   September 30,   December 31,   March 31,
                                        1999         1999           1999          2000
                                      --------   -------------   ------------   ---------
                                            (in thousands, except per share data)
Statement of Operations Data:
Revenue                                $ 2,041     $ 1,955        $ 1,910        $ 1,797
Gross profit                             1,136         947          1,014            962
Operating expenses                       3,909       4,027          4,165          2,464
Loss from operations                    (2,773)     (3,080)        (3,151)        (1,502)
Net loss                                (2,518)     (2,814)        (2,996)        (1,291)

Basic and diluted net loss per
    common share                       $ (1.26)    $ (1.41)       $ (1.49)       $ (0.64)
Weighted average basic and
    diluted shares outstanding           1,999       1,991          2,008          2,014

                                      F-11