Form 10-Q
period 2001-06-30
WORKGROUP TECHNOLOGY CORP
filed 2001-07-27
CIK 1007021

 ______________________________________________________________________________
 ______________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter ended June 30, 2001.
                                       OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________


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
Yes     X      No
      -----   -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                             Outstanding at July 25, 2001
             -----                             ----------------------------
   Common Stock, $.01 par value                          1,841,121

 _____________________________________________________________________________
 _____________________________________________________________________________

                        WORKGROUP TECHNOLOGY CORPORATION
                                     INDEX

                                                                      Page(s)
                                                                      -------

Part I.  Financial Information:

  Item 1.  Condensed Consolidated Balance Sheets
               at June 30, 2001 and March 31, 2001                       2

           Consolidated Statements of Operations for the
               three month periods ended
               June 30, 2001 and 2000                                    3

           Consolidated Statements of Cash Flows for the
               three month periods ended
               June 30, 2001 and 2000                                    4

           Notes to Consolidated Financial Statements                    5-6

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7-9


Part II.  Other Information:

  Item 1.  Legal Proceedings                                             10

  Item 6.  Exhibits and Reports on Form 8-K                              10


Signatures                                                               11

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                  June 30,       March 31,
                                                   2001            2001
                                                (unaudited)
ASSETS
--------------------------------------------------------------------------------
Current assets:
       Cash and cash equivalents                 $  4,755        $  7,019
       Accounts receivable, net                       580             556
       Prepaid expenses and other current assets      224             123
                                                 --------       ---------
              Total current assets                  5,559           7,698
                                                 --------       ---------

Property and equipment, net                           920           1,084
                                                 --------       ---------
                                                 $  6,479       $   8,782
                                                 ========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
       Accounts payable                          $    298       $     756
       Accrued expenses                               537             592
       Accrued royalties                               95              51
       Deferred revenue                             1,917           2,247
                                                 --------       ---------
              Total current liabilities             2,847           3,646
                                                 --------       ---------

Stockholders' equity:
       Common stock                                    22              22
       Additional paid-in capital                  44,479          44,479
       Treasury stock                              (1,757)         (1,753)
       Accumulated deficit                        (39,112)        (37,612)
                                                 --------       ---------
              Total stockholders' equity            3,632           5,136
                                                 --------       ---------
                                                 $  6,479       $   8,782
                                                 ========       =========




The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                           Three months ended
                                                                 June 30,
                                                            2001         2000
                                                               (unaudited)
--------------------------------------------------------------------------------
Revenue
     Software licenses                                    $   289       $  334
     Maintenance and services                               1,472        1,430
                                                          -------      -------
            Total revenue                                   1,761        1,764

Cost of revenue
     Cost of software licenses                                 70           58
     Cost of maintenance and services                       1,023          590
                                                          -------      -------
            Total cost of revenue                           1,093          648
                                                          -------      -------

Gross profit                                                  668        1,116

Operating expenses
     Selling and marketing                                    762          644
     Research and development                               1,017        1,156
     General and administrative                               451          542
                                                          -------      -------
            Total operating expenses                        2,230        2,342
                                                          -------      -------

Loss from operations                                       (1,562)      (1,226)

Interest income                                                62          163
                                                          -------      -------

Net loss                                                  $(1,500)     $(1,063)
                                                          =======      =======


Basic and diluted net loss per common share               $ (0.81)     $ (0.53)
                                                          =======      =======

Weighted average basic and diluted shares outstanding       1,843        2,014
                                                          =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Three months ended
                                                                June 30,
                                                            2001         2000
                                                              (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                             $(1,500)     $(1,063)
     Adjustments to reconcile net
      loss to net cash used in
      operating activities:
         Depreciation and amortization                        179          150
         Loss on disposal of property and equipment             3            -
         Changes in operating assets and liabilities:
             Accounts receivable                              (24)         332
             Prepaid expenses and other current assets       (101)          (3)
             Accounts payable                                (458)          46
             Accrued expenses                                 (52)        (159)
             Accrued royalties                                 44           53
             Deferred revenue                                (330)        (553)
                                                          -------      -------

             Net cash used in operating activities         (2,239)      (1,197)

Cash flows from investing activities:
             Purchases of property and equipment              (18)         (68)

Cash flows from financing activities:
             Proceeds from issuance of common stock             -            1
             Payments for common stock repurchases             (4)         (55)
             Payments of capital lease obligations             (3)          (3)
                                                          -------      -------

             Net cash used in financing activities             (7)         (57)
                                                          -------      -------

Net decrease in cash and cash equivalents                  (2,264)      (1,322)

Cash and cash equivalents, beginning of period              7,019       12,406
                                                          -------      -------
Cash and cash equivalents, end of period                  $ 4,755      $11,084
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

   During the past year and in the last quarter the Company has continued to invest in its flagship PDM product, WTC ProductCenter. In part because of this, the Company has generated continued losses from operations which has reduced its cash balances. Management has taken actions to reduce discretionary spending and has the intent and ability to manage expenditures commensurate with the level of sales expected over the next year to ensure adequate cash balances to fund operations during the next year.

2. Summary of Significant Accounting Policies

   Basis of Presentation

   As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. In the opinion of the management of Workgroup Technology Corporation, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2001, and the results of its operations for the three months ended June 30, 2001 and 2000, and statements of cash flows for the periods presented. The results for the three month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. BASIC AND DILUTED EARNINGS PER SHARE

   On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's common stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented. The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to

                       WORKGROUP TECHNOLOGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three month period ended June 30, 2001 and 2000 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

   Options to purchase weighted average shares of the Company's common stock of approximately 512,000 and 420,000 were outstanding for the periods ended June 30, 2001 and 2000, respectively, at weighted average prices of $4.79 and $7.13, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its WTC ProductCenter family of software products, and fees for professional services and software maintenance. Revenue for the three month period ended June 30, 2001 remained relatively constant when compared with the same period of fiscal 2001. Revenue for the first quarter of fiscal 2002 decreased slightly to $1,761,000 from $1,764,000 compared with the same period of fiscal 2001.

Software license revenue for the three month period ended June 30, 2001 decreased 13% to $289,000 from $334,000, in the same period of fiscal 2001. This decrease during the past quarter was substantially due to several of our current customers and major prospects delaying purchasing decisions.

Maintenance and services revenue for the three month period ended June 30, 2001 increased 3% to $1,472,000 from $1,430,000 in the comparable period of fiscal 2001. This increase resulted primarily from higher consulting revenue partially offset by a decline in maintenance and training revenue.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the first quarter of fiscal 2002 decreased to $219,000 or 76% of software license revenue from $276,000 or 83% of software license revenue in the first quarter of fiscal 2001. This change resulted primarily from lower software license revenue in fiscal 2002.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue decreased to $449,000 or 31% of maintenance and services revenue in the first quarter of fiscal 2002 from $840,000 or 59% of maintenance and service revenue in the first quarter of fiscal 2001. This decrease in gross profit is due primarily to a higher allocation of engineering headcount and related personnel costs to maintenance support.

Selling and Marketing. Selling and marketing expenses increased 18% for the three month period ended June 30, 2001 to $762,000 from $644,000 for the same period of fiscal 2001. This increase resulted primarily from an increase in headcount and related expenses in the sales organization. As a result of this increase, selling and marketing expenses as a percentage of revenue increased to 43% in the three month period of fiscal 2002 from 37% in the same period of fiscal 2001.

Research and Development. Research and development expenses decreased 12% for the three month period ended June 30, 2001 to $1,017,000 from $1,156,000 for the same period of fiscal 2001. This decrease resulted primarily from lower headcount in the development organization mostly due to a higher allocation of engineering headcount and related personnel costs to maintenance support included in cost of maintenance and services. As a result of this decrease, research and development expenses as a percentage of revenue decreased to 58% in the three month period of fiscal 2002 from 66% in the same periods of fiscal 2001.

                        WORKGROUP TECHNOLOGY CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 Financial Condition and Results of Operations


General and Administrative. General and administrative expenses decreased 17% for the three month period ended June 30, 2001 to $451,000 from $542,000 for the same period of fiscal 2001. This decrease resulted primarily from lower employee related and professional advisor costs. As a result of this decrease, partially offset by lower revenue, general and administrative expenses as a percentage of revenue decreased to 26% for the three month period of fiscal 2002 from 31% in the same period of fiscal 2001.

Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three month period ended June 30, 2001 decreased $101,000 or 62% from the same periods of fiscal 2001. This decrease is the result of lower interest income due to lower cash and cash equivalent balances during fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at June 30, 2001 decreased $2,264,000 to $4,755,000 from $7,019,000 at March 31, 2001. This decrease resulted primarily from cash used for operating activities of $2,239,000, capital expenditures of $18,000 and stock repurchases of $4,000 during the three month period ended June 30, 2001. Working capital decreased $1,340,000 to $2,712,000 at June 30, 2001 from $4,052,000 at fiscal 2001 year end.

In June, 2000, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's outstanding common stock. This program is in addition to previously authorized repurchases of up to 187,500 shares. During the first quarter of fiscal 2002, the Company repurchased approximately 4,000 shares of its common stock for $4,000. At June 30, 2001, the Company had repurchased approximately 333,000 shares of the 437,500 shares authorized by the Board of Directors.

The Company has generated continued losses from operations which has reduced its cash balances. Management has taken actions to reduce discretionary spending and has the intent and ability to manage expenditures commensurate with the level of sales expected over the next year to ensure adequate cash balances to fund operations during the next year.

To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

                        WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission (including this Form 10-Q), press releases and oral statements which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K filed in June 2001.

As further described in the Company's Annual Report on Form 10-K filed in June 2001, the listing of the Company's securities was transferred to The Nasdaq SmallCap Market on October 30, 2000. There can be no assurance that the Company's common stock will remain listed on The Nasdaq SmallCap Market. Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Also, if in the future the Company determines that it needs to seek additional equity capital, it could have an adverse effect on its ability to raise capital in the public equity markets.

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



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WORKGROUP TECHNOLOGY CORPORATION
                                 Registrant



Date: July 27, 2001              /s/ Patrick H. Kareiva
      -------------              ----------------------
                                 Patrick H. Kareiva
                                 President, Chief Executive Officer, Chief
                                 Financial Officer, Treasurer and Secretary