Form 10-Q
period 2001-09-30
WORKGROUP TECHNOLOGY CORP
filed 2001-10-26
CIK 1007021

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2001.
                                       OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ________


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

                            _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Class Outstanding at October 24, 2001

               Class                     Outstanding at October 24, 2001
    ----------------------------         -------------------------------
    Common Stock, $.01 par value                    1,841,121


================================================================================

                       WORKGROUP TECHNOLOGY CORPORATION
                                     Index

                                                                             Page(s)
                                                                             -------
Part I. Financial Information:

          Item 1.   Condensed Consolidated Balance Sheets
                         at September 30, 2001 and March 31, 2001             2

                    Consolidated Statements of Operations for the
                         three and six month periods ended
                         September 30, 2001 and 2000                          3

                    Consolidated Statements of Cash Flows for the
                         six month periods ended
                         September 30, 2001 and 2000                          4

                    Notes to Consolidated Financial Statements                5-6


          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  7-10


Part II. Other Information:

          Item 1.   Legal Proceedings                                         11

          Item 4.   Submission of Matters to a Vote of Security Holders       11

          Item 5.   Other Information                                         11

          Item 6.   Exhibits and Reports on Form 8-K                          11


Signatures                                                                    12

                       WORKGROUP TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                      September 30,  March 31,
                                                          2001         2001
                                                      (unaudited)
  Assets
 ------------------------------------------------------------------------------
  Current assets:
        Cash and cash equivalents                       $   4,390     $   7,019
        Accounts receivable, net                              232           556
        Prepaid expenses and other current assets             143           123
                                                     ------------   -----------
               Total current assets                         4,765         7,698
                                                     ------------   -----------

  Property and equipment, net                                 745         1,084
                                                     ------------   -----------
                                                        $   5,510     $   8,782
                                                     ============   ===========

  Liabilities and Stockholders' Equity
  -----------------------------------------------------------------------------
  Current liabilities:
        Accounts payable                                $     215     $     756
        Accrued expenses                                      419           592
        Accrued royalties                                     162            51
        Deferred revenue                                    2,070         2,247
                                                     ------------   -----------
               Total current liabilities                    2,866         3,646
                                                     ------------   -----------

  Stockholders' equity:
        Common stock                                           22            22
        Additional paid-in capital                         44,479        44,479
        Treasury stock                                     (1,757)       (1,753)
        Accumulated deficit                               (40,100)      (37,612)
                                                     ------------   -----------
               Total stockholders' equity                   2,644         5,136
                                                     ------------   -----------
                                                        $   5,510     $   8,782
                                                     ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                             Three months ended          Six months ended
                                September 30,              September 30,
                             2001          2000         2001           2000
                                 (unaudited)                (unaudited)
---------------------------------------------------------------------------
Revenue
    Software licenses        $    332   $     317    $      621    $    651
    Maintenance and
      services                  1,538       1,529         3,010       2,959
                           ----------  ----------   -----------  ----------
         Total revenue          1,870       1,846         3,631       3,610

Cost of revenue
    Cost of software
      licenses                     75          87           145         145
    Cost of maintenance
      and services                815         560         1,838       1,150
                           ----------  ----------   -----------  ----------
         Total cost of
           revenue                890         647         1,983       1,295

                           ----------  ----------   -----------  ----------
Gross profit                      980       1,199         1,648       2,315

Operating expenses
    Selling and
      marketing                   732         686         1,494       1,330
    Research and
      development                 922       1,087         1,939       2,243
    General and
      administrative              343         612           794       1,154
                           ----------  ----------   -----------  ----------
         Total operating
           expenses             1,997       2,385         4,227       4,727

                           ----------  ----------   -----------  ----------
Loss from operations           (1,017)     (1,186)       (2,579)     (2,412)

Interest income                    29         165            91         328

                           ----------  ----------   -----------  ----------
Net loss                     $   (988)  $  (1,021)   $   (2,488)   $ (2,084)
                           ==========  ==========   ===========  ==========


Basic and diluted net
 loss per common share        $ (0.54)  $   (0.52)   $    (1.35)   $  (1.05)
                           ==========  ==========   ===========  ==========

Weighted average basic
 and diluted shares
outstanding                     1,841       1,973         1,842       1,993
                          =========== ===========   ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       WORKGROUP TECHNOLOGY CORPORATION
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  Six months ended September 30,
                                                           2001         2000
                                                              (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                             $ (2,488)     $ (2,084)
    Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization                           354           289
      Loss on disposal of property and equipment                3             0
      Provision for doubtful accounts                           -           (10)
      Changes in operating assets and liabilities:
          Accounts receivable                                 324           102
          Prepaid expenses and other current assets           (20)          106
          Accounts payable                                   (541)          389
          Accrued expenses                                   (168)         (368)
          Accrued royalties                                   111           100
          Deferred revenue                                   (177)         (892)

                                                     ------------   -----------
          Net cash used in operating activities            (2,602)       (2,368)

Cash flows from investing activities:
          Purchases of property and equipment                 (18)         (248)

Cash flows from financing activities:
          Proceeds from issuance of common stock                -             5
          Payments for common stock repurchases                (4)         (222)
          Payments of capital lease obligations                (5)           (5)

                                                     ------------   -----------
          Net cash used in financing activities                (9)         (222)

                                                     ------------   -----------
Net decrease in cash and cash equivalents                  (2,629)       (2,838)

Cash and cash equivalents, beginning of period              7,019        12,406

                                                     ------------   -----------
Cash and cash equivalents, end of period                 $  4,390      $  9,568
                                                     ============   ===========

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

      During the past year and in the last several quarters, the Company has continued to invest in its flagship PDM product, WTC ProductCenter. In part, because of this continued investment, the Company has generated continued losses from operations which has reduced its cash balances. Management has taken actions to reduce discretionary spending and has the intent and ability to manage expenditures commensurate with the level of sales expected over the next year to ensure adequate cash balances to fund operations during the next year.

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001, and the results of its operations for the three and six months ended September 30, 2001 and 2000, and statements of cash flows for the periods presented. The results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.    Basic and Diluted Earnings Per Share

      On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's common stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented. The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares

                       WORKGROUP TECHNOLOGY CORPORATION
                  Notes to Consolidated Financial Statements


      assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three and six month periods ended September 30, 2001 and 2000 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

      Options to purchase weighted average shares of the Company's common stock of approximately 477,000 and 438,000 were outstanding for the periods ended September 30, 2001 and 2000, respectively, at weighted average prices of $4.77 and $5.70, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its WTC ProductCenter family of software products, and fees for professional services and software maintenance. Revenue for the second quarter of fiscal 2002 increased slightly to $1,870,000 from $1,846,000 compared with the same period of fiscal 2001. Revenue for the six month period ended September 30, 2001 increased slightly to $3,631,000 from $3,610,000 in the comparable period of fiscal 2001.

Software license revenue for the three month period ended September 30, 2001 increased 5% to $332,000 from $317,000 in the comparable period of fiscal 2001. Software license revenue for the six month period ended September 30, 2001 decreased 5% to $621,000 from $651,000 in the comparable period of fiscal 2001.

Software license revenues for the three and six month periods ended September 30, 2001 reflect new license sales of the Company's current PDM product, WTC ProductCenter 7. Since its release, WTC ProductCenter 7, has been provided as a no-charge upgrade to existing customers with fully paid-up maintenance agreements. The Company currently expects to start initial shipments of its new product, WTC ProductCenter 8, to new and existing customers before the end of its third fiscal quarter ending December 31, 2001. WTC ProductCenter 8, will be provided to existing customers with fully paid-up maintenance agreements only after they have paid an additional 15% software license upgrade fee.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the second quarter of fiscal 2002 increased to $257,000 or 77% of software license revenue from $230,000 or 73% of software license revenue in the second quarter of fiscal 2001. This increase in gross profit is due primarily to higher software license revenue and lower employee related expenses. For the six months ended September 30, 2001, gross profit from software license revenue decreased to $476,000 or 77% of software license revenue from $506,000 or 78% for the same period of fiscal 2001. This decrease in gross profit is due primarily to lower software license revenue in fiscal 2002.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue decreased to $723,000 or 47% of maintenance and services revenue in the second quarter of fiscal 2002 from $969,000 or 63% of maintenance and service revenue in the second quarter of fiscal 2001. For the six months ended September 30, 2001 gross profit from maintenance and services revenue decreased to $1,172,000 or 39% from $1,809,000 or 61% of the associated revenue in the comparable period of fiscal 2001. These decreases in gross profit are due primarily to a higher utilization of existing engineering resources for maintenance support.

                       WORKGROUP TECHNOLOGY CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Selling and Marketing. Selling and marketing expenses increased 7% and 12% for the three and six month periods ended September 30, 2001 to $732,000 and $1,494,000, respectively, from $686,000 and $1,330,000, respectively, for the same periods of fiscal 2001. This increase resulted primarily from an increase in headcount and related expenses in the sales organization. As a result of these increases, selling and marketing expenses as a percentage of revenue increased to 39% and 41% in the three and six month periods of fiscal 2002 from 37% and 37% in the same periods of fiscal 2001.

Research and Development. Research and development expenses decreased 15% and 14% for the three and six month periods ended September 30, 2001 to $922,000 and $1,939,000, respectively, from $1,087,000 and $2,243,000, respectively, for the same periods of fiscal 2001. This decrease resulted primarily from lower headcount in the development organization mostly due to a higher utilization of existing engineering resources for maintenance support included in cost of maintenance and services. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 49% and 53% in the three and six month periods of fiscal 2002 from 59% and 62% in the same periods of fiscal 2001.

General and Administrative. General and administrative expenses decreased 44% and 31% for the three and six month periods ended September 30, 2001 to $343,000 and $794,000, respectively, from $612,000 and $1,154,000, respectively, for the same periods of fiscal 2001. This decrease resulted primarily from lower employee related and professional advisor costs. As a result of these decreases, general and administrative expenses as a percentage of revenue decreased to 18% and 22% for the three and six month periods of fiscal 2002 from 33% and 32% in the same periods of fiscal 2001.

Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three and six month periods ended September 30, 2001 decreased $136,000 or 82% and $237,000 or 72%, respectively, from the same periods of fiscal 2001. These decreases are primarily the result of lower interest income due to lower cash and cash equivalent balances during fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at September 30, 2001 decreased $2,629,000 to $4,390,000 from $7,019,000 at March 31, 2001. This decrease resulted primarily from cash used for operating activities of $2,602,000 and capital expenditures of $18,000 during the six month period ended September 30, 2001. Working capital decreased $2,153,000 to $1,899,000 at September 30, 2001 from $4,052,000 at fiscal 2001 year end.

In June, 2000, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's outstanding common stock. This program is in addition to previously authorized repurchases of up to 187,500 shares. During the first two quarters of fiscal 2002, the Company repurchased approximately 4,000 shares of its common stock for $4,000. At September 30, 2001, the Company had repurchased approximately 333,000 shares of the 437,500 shares authorized by the Board of Directors.

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

On August 31, 2001, the Company received notice from The Nasdaq Stock Market, Inc. that it is subject to possible delisting by The Nasdaq SmallCap Market on November 29, 2001, unless anytime before November 29, 2001 the bid price of the Company's common stock is at least $1.00 for a minimum of ten (10) consecutive trading days. On September 27, 2001, The Nasdaq Stock Market announced that it had suspended the minimum bid and public float requirements for continued listing on Nasdaq until January 2, 2002. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Companies currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements. As further described in the Company's Annual Report on Form 10-K filed in June 2001, the listing of the Company's securities was transferred to The Nasdaq SmallCap Market on October 30, 2000. There can be no assurance that the Company's common stock will remain listed on The Nasdaq SmallCap Market. Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Also, if in the future the Company determines that it needs to seek additional equity capital, it could have an adverse effect on its ability to raise capital in the public equity markets.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          On July 27, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to elect one Class III director to serve for a three-year term or until his or her successor is elected and qualified. The Board of Directors nominated and recommended that Mr. Douglas A. Catalano, who is currently a director, be elected a Class III director. The proposal was approved by the Stockholders. Holders of 1,280,463 shares of common stock voted for the proposal. Holders of 57,718 shares withheld and there were no broker non-votes. The terms of directors Patrick H. Kareiva, James M. McConnell and Frederick H. Phillips continued after the Annual Meeting of Stockholders.


Item 5.   Other Information

          Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than February 26, 2002. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 26, 2002, provided, however, notice shall not be given prior to January 29, 2002. Further, any proposals must comply with the other procedural requirements set forth in the Company's By-laws, a copy of which is on file with the SEC, and as set forth by the SEC. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested to Workgroup Technology Corporation, 91 Hartwell Avenue, Lexington, Massachusetts, 02421,
          Attention: Corporate Secretary.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

               None

          (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORKGROUP TECHNOLOGY CORPORATION
                                   Registrant



Date:  October 26, 2001            /s/ Patrick H. Kareiva
      -----------------            ----------------------------------
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, Treasurer and Secretary