Form 10-Q
period 2001-12-31
WORKGROUP TECHNOLOGY CORP
filed 2002-01-25
CIK 1007021

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarter ended December 31, 2001.

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ___________ to ___________


                         Commission file number 0-27798

                        WORKGROUP TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 04-3153644
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

One Burlington Woods Drive, Burlington, Massachusetts                    01803
      (Address of principal executive offices)                        (Zip code)


       Registrant's telephone number, including area code: (781) 270-2600

                            ------------------------
                     91 Hartwell Avenue, Lexington, MA 02421
                 (Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ____
    ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                 Class                         Outstanding at January 22, 2002
      ----------------------------             -------------------------------
      Common Stock, $.01 par value                       1,841,121

================================================================================

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index

                                                                         Page(s)
                                                                         ------
Part I. Financial Information:

            Item 1.    Condensed Consolidated Balance Sheets
                            at December 31, 2001 and March 31, 2001           2

                       Consolidated Statements of Operations for the
                            three and nine month periods ended
                            December 31, 2001 and 2000                        3

                       Consolidated Statements of Cash Flows for the
                            nine month periods ended
                            December 31, 2001 and 2000                        4

                       Notes to Consolidated Financial Statements           5-6

            Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations            7-10

Part II. Other Information:

            Item 1.    Legal Proceedings                                     11

            Item 5.    Other Information                                     11

            Item 6.    Exhibits and Reports on Form 8-K                      11

Signatures                                                                   12

                        WORKGROUP TECHNOLOGY CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                        December 31,  March 31,
                                                           2001        2001
                                                        (unaudited)

  Assets
  ----------------------------------------------------------------------------
  Current assets:
        Cash and cash equivalents                       $   3,557     $ 7,019
        Accounts receivable, net                              382         556
        Prepaid expenses and other current assets             165         123
                                                        ---------    --------
               Total current assets                         4,104       7,698
                                                        ---------    --------

  Property and equipment, net                                 590       1,084
                                                        ---------    --------
                                                        $   4,694     $ 8,782
                                                        =========    ========


  Liabilities and Stockholders' Equity
  ----------------------------------------------------------------------------
  Current liabilities:
        Accounts payable                                $     207     $   756
        Accrued expenses                                      267         592
        Accrued royalties                                     206          51
        Deferred revenue                                    1,881       2,247
                                                        ---------    --------
               Total current liabilities                    2,561       3,646
                                                        ---------    --------

  Stockholders' equity:
        Common stock                                           22          22
        Additional paid-in capital                         44,479      44,479
        Treasury stock                                     (1,757)     (1,753)
        Accumulated deficit                               (40,611)    (37,612)
                                                        ---------    --------
               Total stockholders' equity                   2,133       5,136
                                                        ---------    --------
                                                        $   4,694     $ 8,782
                                                        =========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                            Three months ended Nine months ended
                                               December 31,      December 31,
                                              2001     2000     2001     2000
                                                (unaudited)      (unaudited)
--------------------------------------------------------------------------------

Revenue
  Software licenses                          $  344  $   319  $   965  $   970
  Maintenance and services                    1,639    1,471    4,649    4,430
                                             ------  -------  -------  -------
    Total revenue                             1,983    1,790    5,614    5,400

Cost of revenue
  Cost of software licenses                      63       82      208      227
  Cost of maintenance and services              708      768    2,546    1,918
                                             ------  -------  -------  -------
    Total cost of revenue                       771      850    2,754    2,145

                                             ------  -------  -------  -------
Gross profit                                  1,212      940    2,860    3,255


Operating expenses
  Selling and marketing                         546      949    2,040    2,279
  Research and development                      744    1,055    2,683    3,298
  General and administrative                    462      614    1,256    1,768
                                             ------  -------  -------  -------
    Total operating expenses                  1,752    2,618    5,979    7,345

                                             ------  -------  -------  -------
Loss from operations                           (540)  (1,678)  (3,119)  (4,090)

Interest income                                  29      140      120      468

                                             ------  -------  -------  -------
Net loss                                     $ (511) $(1,538) $(2,999) $(3,622)
                                             ======  =======  =======  =======


Basic and diluted net loss per common share  $(0.28) $ (0.80) $ (1.63) $ (1.84)
                                             ======  =======  =======  =======

Weighted average basic and diluted shares
outstanding                                   1,841    1,915    1,842    1,967
                                             ======  =======  ======== =======

The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                  Nine months ended December 31,
                                                      2001             2000
                                                           (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                          $  (2,999)      $ (3,622)
  Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                        509            435
     Loss on disposal of property and equipment             5              2
     Provision for doubtful accounts                      (25)           (10)
     Changes in operating assets and liabilities:
        Accounts receivable                               199            280
        Prepaid expenses and other current assets         (42)            97
        Accounts payable                                 (549)           633
        Accrued expenses                                 (320)          (336)
        Accrued royalties                                 155            123
        Deferred revenue                                 (366)          (754)
                                                     ---------       --------
        Net cash used in operating activities          (3,433)        (3,152)

Cash flows from investing activities:
        Purchases of property and equipment               (20)          (598)

Cash flows from financing activities:
        Proceeds from issuance of common stock              -              5
        Payments for common stock repurchases              (4)          (318)
        Payments of capital lease obligations              (5)            (8)

                                                     ---------       --------
        Net cash used in financing activities              (9)          (321)

                                                     ---------       --------
Net decrease in cash and cash equivalents              (3,462)        (4,071)

Cash and cash equivalents, beginning of period          7,019         12,406

                                                     ---------       --------
Cash and cash equivalents, end of period             $  3,557        $ 8,335
                                                     =========       ========




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

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2001, and the results of its operations for the three and nine months ended December 31, 2001 and 2000, and statements of cash flows for the nine months ended December 31, 2001 and 2000. The results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.    Basic and Diluted Earnings Per Share

      The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements

      assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three and nine month periods ended December 31, 2001 and 2000 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

      Options to purchase weighted average shares of the Company's common stock of approximately 451,000 and 457,000 were outstanding for the periods ended December 31, 2001 and 2000, respectively, at weighted average prices of $4.56 and $5.42, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Revenue. The Company's revenue consists of license fees for its WTC ProductCenter family of software products, and fees for professional services and software maintenance. Revenue for the third quarter of fiscal 2002 increased 11% to $1,983,000 from $1,790,000 compared with the same period of fiscal 2001. Revenue for the nine month period ended December 31, 2001 increased 4% to $5,614,000 from $5,400,000 in the comparable period of fiscal 2001.

Software license revenue for the three month period ended December 31, 2001 increased to $344,000 from $319,000 in the comparable period of fiscal 2001. Software license revenue for the nine month period ended December 31, 2001 decreased slightly to $965,000 from $970,000 in the comparable period of fiscal 2001.

Maintenance and services revenue for the three month period ended December 31, 2001 increased 11% to $1,639,000 from $1,471,000 in the comparable period of fiscal 2001. Maintenance and services revenue for the nine month period ended December 31, 2001 increased 5% to $4,649,000 from $4,430,000 in the comparable period of fiscal 2001. This increase resulted primarily from catch-up maintenance payments received from certain customers whose maintenance contracts had previously expired which may not continue at the same level, partially offset by a decrease in services revenue.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the third quarter of fiscal 2002 increased to $281,000 or 82% of software license revenue from $237,000 or 74% of software license revenue in the third quarter of fiscal 2001. This increase in gross profit is due primarily to higher software license revenue and lower employee related expenses. For the nine months ended December 31, 2001, gross profit from software license revenue increased slightly to $757,000 or 78% of software license revenue from $743,000 or 77% for the same period of fiscal 2001.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue increased to $931,000 or 57% of maintenance and services revenue in the third quarter of fiscal 2002 from $703,000 or 48% of maintenance and service revenue in the third quarter of fiscal 2001. This increase resulted primarily from additional maintenance payments (as described above) and lower employee related expenses, partially offset by a decrease in services revenue and a higher utilization of existing engineering resources for maintenance support in the current quarter. For the nine months ended December 31, 2001, gross profit from maintenance and services revenue decreased to $2,103,000 or 45% from $2,512,000 or 57% of the associated revenue in the comparable period of fiscal 2001. This decrease in gross profit is due primarily to a higher utilization of existing engineering resources for maintenance support, partially offset by additional maintenance payments (as described above) in the nine month period.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Selling and Marketing. Selling and marketing expenses decreased 42% and 10% for the three and nine month periods ended December 31, 2001 to $546,000 and $2,040,000, respectively, from $949,000 and $2,279,000, respectively, for the same periods of fiscal 2001. These decreases resulted primarily from lower employee related expenses in the sales organization and reduced marketing related activities in the third fiscal quarter ended December 31, 2001. As a result of these decreases, selling and marketing expenses as a percentage of revenue decreased to 28% and 36% in the three and nine month periods of fiscal 2002 from 53% and 42% in the same periods of fiscal 2001.

Research and Development. Research and development expenses decreased 29% and 19% for the three and nine month periods ended December 31, 2001 to $744,000 and $2,683,000, respectively, from $1,055,000 and $3,298,000, respectively, for the same periods of fiscal 2001. This decrease resulted primarily from lower headcount in the development organization mostly due to a higher utilization of existing engineering resources for maintenance support included in cost of maintenance and services. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 38% and 48% in the three and nine month periods of fiscal 2002 from 59% and 61% in the same periods of fiscal 2001.

General and Administrative. General and administrative expenses decreased 25% and 29% for the three and nine month periods ended December 31, 2001 to $462,000 and $1,256,000, respectively, from $614,000 and $1,768,000, respectively, for the same periods of fiscal 2001. This decrease resulted primarily from lower employee related and professional advisor costs, partially offset by expenses of approximately $163,000 associated with the Company's relocation to its new corporate headquarters in Burlington, Massachusetts in the quarter ended December 31, 2001. As a result of these decreases, general and administrative expenses as a percentage of revenue decreased to 23% and 22% for the three and nine month periods of fiscal 2002 from 34% and 33% in the same periods of fiscal 2001.

Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three and nine month periods ended December 31, 2001 decreased $111,000 or 79% and $348,000 or 74%, respectively, from the same periods of fiscal 2001. These decreases are primarily the result of lower interest income due to lower cash and cash equivalent balances during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents at December 31, 2001 decreased $3,462,000 to $3,557,000 from $7,019,000 at March 31, 2001. This decrease resulted primarily from cash used for operating activities of $3,433,000 and capital expenditures of $20,000 during the nine month period ended December 31, 2001. Working capital decreased $2,509,000 to $1,543,000 at December 31, 2001 from $4,052,000 at fiscal 2001 year end.

In June, 2000, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's outstanding common stock. This program is in addition to previously authorized

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

repurchases of up to 187,500 shares. During the first three quarters of fiscal 2002, the Company repurchased approximately 4,000 shares of its common stock for $4,000. At December 31, 2001, the Company had repurchased approximately 333,000 shares of the 437,500 shares authorized by the Board of Directors.

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

On August 31, 2001, the Company received notice from The Nasdaq Stock Market, Inc. that it was subject to possible delisting by The Nasdaq SmallCap Market on November 29, 2001 unless, anytime before November 29, 2001, the bid price of the Company's common stock was at least $1.00 for a minimum of ten (10) consecutive trading days. On September 27, 2001, The Nasdaq Stock Market announced that it had suspended the minimum bid and public float requirements for continued listing on Nasdaq until January 2, 2002. Under the temporary relief provided by the new rules, companies were not cited for bid price or market value of public float deficiencies. Companies that were under review for deficiencies or in the hearings process were taken out of the process with respect to the bid price or market value of public float requirements. On October 10, 2001, the Company received notice that the possible delisting matter referenced in Nasdaq's notice dated August 31, 2001 was closed. There can be no assurance that the Company's common stock will remain listed on The Nasdaq SmallCap Market. Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Also, if in the future the Company determines that it needs to seek additional equity capital, it could have an adverse effect on its ability to raise capital in the public equity markets. As further described in the Company's Annual Report on Form 10-K filed in June 2001, the listing of the Company's securities was transferred to The Nasdaq SmallCap Market on October 30, 2000.

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

Item 5.      Other Information

             Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than February 26, 2002. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 26, 2002, provided, however, notice shall not be given prior to January 27, 2002. Further, any proposals must comply with the other procedural requirements set forth in the Company's By-laws, a copy of which is on file with the SEC, and as set forth by the SEC. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested to Workgroup Technology Corporation, One Burlington Woods Drive, Burlington, Massachusetts, 01803, Attention: Corporate Secretary.

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                    10.1 Master Lease Agreement between the Company and
                         Burlington Woods Office Trust No. 1 dated November 21, 2001

                    10.2 Amendment No. 1 to Employment Agreement between the
                         Company and Patrick H. Kareiva effective as of December 31, 2001

             (b) Reports on Form 8-K

                    No December 31, 2001 reports on Form 8-K were filed during the quarter ended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WORKGROUP TECHNOLOGY CORPORATION
                                      Registrant

Date:  January 25, 2002               /s/ Patrick H. Kareiva
      -----------------               ---------------------------------
                                      Patrick H. Kareiva
                                      President, Chief Executive Officer, Chief
                                      Financial Officer, Treasurer and Secretary