Form 10-K
period 2002-03-31
WORKGROUP TECHNOLOGY CORP
filed 2002-05-31
CIK 1007021

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

     For the Fiscal Year Ended:  March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the transition period from __________  to __________

                         Commission File Number: 0-27798

                        ---------------------------------

                        Workgroup Technology Corporation
             (Exact name of registrant as specified in its charter)


         Delaware                                            04-3153644
       -------------                                        ------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   One Burlington Woods Drive, Burlington, MA                 01803
---------------------------------------------------          --------
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (781) 270-2600

                     91 Hartwell Avenue, Lexington, MA 02421
                     ---------------------------------------
                 (Former address of principal executive offices)

   Securities registered pursuant to Section 12(b) of the Act:   None

   Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 23, 2002 (based on the closing price as quoted by The Nasdaq SmallCap Market as of such date) was approximately $1,100,000.

As of May 23, 2002, 1,841,121 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 26, 2002 are incorporated by reference into Part III hereof.

================================================================================

                           Forward Looking Statements

     From time-to-time, information provided by the Company or statements made by its employees, including statements made herein, may contain "forward-looking" information which involve risks and uncertainties. In particular, the statements set forth below under the heading "WTC's Strategy" regarding the Company's objectives to build on its market position, enhance product offerings, and broaden distribution and market awareness are "forward-looking" statements and are based on the assumptions and expectations of the Company's management at the time such statements are made. The Company's actual results may vary significantly from those stated in any forward-looking statements. Important information about the factors that may cause such differences include, but are not limited to, the risks, uncertainties and other information discussed in "Certain Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

     Founded in 1992, Workgroup Technology Corporation ("WTC" or the "Company") develops, markets and supports collaborative product data management ("PDM") software solutions to help manufacturers optimize product development. The Company's proven family of collaborative PDM solutions, WTC ProductCenterTM, provides product development organizations with document management, design integration, configuration control, change management, bill of materials management and enterprise integration capabilities. This allows engineering organizations to improve design chain communications, innovation, and enterprise-wide product lifecycle efficiencies through flexible access and control of product related information. The WTC ProductCenter solution is web-enabled and extendable across a global enterprise, including customers, partners and the supply chain, and is quickly implemented and customizable. WTC also offers professional services that provide consulting, training and technical support to assist companies with these implementations.

     The Company was incorporated in the State of Delaware in May 1992. The Company's principal executive offices are located at One Burlington Woods Drive, Burlington, MA 01803, and its telephone number is (781) 270-2600. References herein to "WTC" and the "Company" include Workgroup Technology Corporation, and its wholly-owned subsidiary, Workgroup Technology GmbH, which was dissolved in February 2002.

Industry Background

     Companies today need to develop better products faster, and that means focusing on the earliest stages of the product development lifecycle to enable greater product innovation, with shortened development cycles, which, in turn, can mean faster time-to-market, increased market share, and increased revenue. A focus on these front end optimizations will give companies the competitive edge they need to shorten their product development cycles and time-to-market while improving their product quality and reducing overall product costs.

     Globalization of markets, and distributed design and manufacturing functions, are added pressures which further increase the requirement for flexible and proven systems to achieve product lifecycle management improvements. The ever-increasing complexities of managing product information and processes while having the ability to securely provide product information globally to customers, partners and to various levels in the supply chain are forcing companies to re-engineer their management of the product development process.

     Effectively managing the product development process imposes significant demands on information systems. Manufacturers create and store product development information in a wide range of disparate applications and systems such as computer-aided design (CAD) systems; computer-aided electronic (CAE) systems; word processing systems; supply chain management systems (SCM); customer relationship management systems (CRM); enterprise resource planning
(ERP) systems; and various project management tools. Companies must be able to integrate these islands of information in order for this critical product information to be accessible across the enterprise and processes need to be put in place in order to improve product development efficiencies with systems such as collaborative PDM.

WTC's Products

     WTC's product family, WTC ProductCenter(TM), addresses today's "better products faster" challenge by facilitating the management of product design and development information with collaborative PDM.

     WTC ProductCenter is a proven enterprise-wide, collaborative PDM solution delivering a unique and powerful combination of document management, design integration, configuration control, change management, bill of materials management and integration capability with other enterprise-wide systems, which helps companies rapidly optimize the product development process. WTC ProductCenter provides for the secure management of product information and allows engineers and the entire design chain to manage, share, modify and track product data and documents throughout the product development lifecycle. WTC ProductCenter supports engineering change management and bill of materials management for automating business processes. WTC ProductCenter's web-based collaboration capabilities allow employees, customers, suppliers, and other globally dispersed team members to securely exchange product information while maintaining a centralized database of critical product data. WTC ProductCenter also enables integration with other business applications, such as ERP, SCM, or CRM, for continuous data exchange across the product lifecycle.

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

          Enterprise Integration: This flexible Web/Windows/UNIX-based system allows companies to integrate various information systems, tools, and industry products for enterprise wide product development collaboration. WTC ProductCenter provides various types of user access through standard interfaces and toolkits for native or web-based user environments. WTC also provides application-specific integrations with industry applications such as Pro/ENGINEER(R), SolidWorks(R), Inventor(TM), AutoCAD(R) and Mechanical Desktop, FrameMaker(R), and Microsoft(R) Office.

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

     WTC ProductCenter Components

     WTC ProductCenter(TM) Application Server
     ----------------------------------------

     The WTC ProductCenter Application Server is the core technology providing the data management business logic required to utilize WTC ProductCenter. The Application Server processes the information requests from the client desktops and coordinates the communication with the Oracle(R) RDBMS Server and the WTC ProductCenter Vault and Replication Servers.

     WTC ProductCenter(TM) Vault Server
     ----------------------------------

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


     WTC ProductCenter(TM) Workflow
     ------------------------------

     WTC ProductCenter Workflow is a flexible process management application that allows companies to model the business process for WTC ProductCenter managed information. The primary application for workflow is engineering change management. Work requests are routed to the appropriate individuals and groups, together with the information needed to perform the work. WTC ProductCenter team members have access to the current status of all workflow processes.

     WTC ProductCenter(TM) BOM Editor
     --------------------------------

     WTC ProductCenter BOM Editor enables the management of engineering bills of materials throughout the product lifecycle. The BOM Editor provides an efficient Web-based solution for streamlining the engineering change process for companies. Used together with WTC ProductCenter Workflow, companies have a single solution for managing released product configurations.

     WTC ProductCenter(TM) GenView(TM)
     ---------------------------------

     WTC ProductCenter GenView automatically converts documents to viewable files and stores them in WTC ProductCenter. This allows users across the extended enterprise to easily view a file regardless of the application in which the file was originally created.

     WTC ProductCenter(TM) BatchLoader
     ---------------------------------

     WTC ProductCenter BatchLoader automates the loading of data into WTC ProductCenter. It is an effective way for users to add legacy data into the WTC ProductCenter system.

     WTC ProductCenter(TM) BatchGetCopy
     ----------------------------------

     WTC ProductCenter BatchGetCopy automates the retrieval of files from WTC ProductCenter. BatchGetCopy is a helpful tool, allowing users to copy a set of files that are required on a recurring basis.

     WTC ProductCenter Integrators

     WTC ProductCenter(TM) Pro/ENGINEER(R) Integrator
     ------------------------------------------------

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

     WTC ProductCenter(TM) Inventor(TM) Integrator
     ---------------------------------------------

     WTC ProductCenter Inventor Integrator provides integration with Autodesk's Inventor design environment. This integration expands the computer-aided design file management choices by offering the same full functionality of the Pro/ENGINEER Integrator.

     WTC ProductCenter(TM) AutoCAD(R) Integrator
     -------------------------------------------

     WTC ProductCenter AutoCAD Integrator provides integration with Autodesk's AutoCAD and Mechanical Desktop design environments. This integration expands the computer-aided design file management choices by offering similar functionality to that of the Pro/ENGINEER Integrator.

     WTC ProductCenter(TM) FrameMaker(R) Integrator
     ----------------------------------------------

     WTC ProductCenter FrameMaker Integrator allows access to WTC ProductCenter functions from within Adobe's FrameMaker publishing environment. Users can automatically generate, add, and associate PDF viewables on add and check-in and use FrameMaker variables to fill in WTC ProductCenter attributes.

     WTC ProductCenter(TM) Microsoft(R) Office Integrator
     ----------------------------------------------------

     WTC ProductCenter Microsoft Office Integrator allows access to WTC ProductCenter functions from within Microsoft's Word and Excel applications. Users can populate WTC ProductCenter attributes from document properties and perform searches on custom or common attributes.

     WTC ProductCenter Toolkits

     WTC ProductCenter(TM) C/C++ Toolkit
     -----------------------------------

     Through its WTC ProductCenter C/C++ Toolkit, WTC ProductCenter allows users to build C/C++ applications and customize their environment by automating tasks such as viewable generations, batch loading of product information, automating workflow processes, or integrating other enterprise information systems such as ERP.

     WTC ProductCenter(TM) Perl Toolkit
     ----------------------------------

     WTC ProductCenter Perl Toolkit module expands the programmatic interface choices by offering the same full-featured functionality of the C/C++ Toolkit through the Perl programming language.

     WTC ProductCenter WebLink(TM) Toolkit
     -------------------------------------

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

     WTC ProductCenter client products are supported on Microsoft Windows NT, 2000, and XP, Sun Solaris, and HP-UX operating systems. Supported client browsers include Netscape and Microsoft's Internet Explorer. WTC ProductCenter server products are supported on Microsoft's Windows 2000, Windows NT, Sun Solaris, and HP-UX operating systems. WTC ProductCenter's web server component supports iPlanet, Microsoft Internet Information Server, and Apache Web Server. WTC ProductCenter also supports Oracle 8.

WTC's Services

     WTC offers a complete line of technical support, consulting and training services. These services are an important component of the total solution the Company provides to its customers. System administrator training is provided to customers to prepare them for successful implementation of WTC ProductCenter. Implementation and business consulting services are offered to those customers who request assistance in installing software, designing databases, organizing data and modeling development processes. The Company also provides maintenance support services, exclusively to all customers on a fully paid up maintenance support services agreement, which includes access to WTC technical support and maintenance software releases. Also included in the Company's software maintenance service is access to the customer support Web portal, myPDM.net, which provides on-demand online access to product, service, and support information.

WTC's Strategy

WTC's strategy is to continue to build on its position in the product data management market with its PDM products. The Company intends to achieve this goal by providing customers with pragmatic, adaptable solutions that can be put into production quickly to meet customers' product development needs.

In line with this strategy, during fiscal 2002, the Company continued to enhance the functionality of its core PDM technology with upgraded product releases, additional applications and related products developed both internally and in conjunction with other technology partners.

During fiscal 2000, the Company discontinued its knowledge-based program management solution, WTC OpCenter, which was first released in fiscal 1999. The Company's focus since then has been redirected to its original core PDM business.

Customers

WTC's products are used by thousands of users at hundreds of customer sites worldwide and have been implemented across a range of industries including aerospace and defense, automotive, consumer goods, electronics, medical products, and telecommunications. WTC customers include corporations such as ABB, Inc; Baker Oil Tools; Eaton Corporation; FlightSafety International; General Electric Company; Goodrich Turbine Fuel Technologies; Honeywell; Millipore Corporation; Siemens Energy & Automation, Inc.; U.S. Army; and Whirlpool Corporation.

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

     The Company utilizes VARs to complement its direct sales force. These VARs have vertical market expertise and are predominantly focused on providing product development solutions to new and existing customers. As of March 31, 2002, the Company had two VARs, both of whom were located in the United States of America.

     To support the sales process, the Company conducts marketing programs that include trade shows, web seminars and other customer communications programs, often via its Web site located at www.workgroup.com. The Company sponsors customer advisory boards as a source of feedback about its customers' requirements.

     The Company does not believe that its revenue is materially impacted by seasonality.

     As of March 31, 2002, the Company's sales and marketing organization consisted of 12 employees located in the Company's headquarters in Burlington, Massachusetts and in locations throughout the United States.

Customer Support and Consulting

     The Company's customers utilize WTC ProductCenter in mission-critical applications on which the success of the organization may depend. Therefore, a high level of customer service, training and technical support is critical. The Company's customer support organization provides support through telephone, the worldwide web, electronic mail and fax communications. The Company's consulting and training organization offers both on-site and remote consulting and training services, at a fee, to customers seeking assistance in the implementation, use and expansion of the Company's products. As of March 31, 2002, the Company's customer support, training and consulting organization consisted of 11 employees.

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

     As of March 31, 2002, the Company's product development staff consisted of 25 employees. The Company's total expense for research and development in fiscal 2002, 2001 and 2000 was $3.4 million, $4.1 million and $5.5 million, respectively.

Competition

     The PDM and product development markets are intensely competitive and are subject to rapid change. Many of WTC's competitors no longer define their products as PDM, but have instead adopted the term of

Product Life Cycle Management ("PLM"). The Company's competitors offer a variety of products and services to address these markets. The Company's WTC ProductCenter family of products currently encounters direct competition from a number of public and privately-held companies. In addition, the possible entrance of new competitors may intensify competition in these markets. Vendors of relational database management systems and enterprise resource planning systems, among others, may compete with the Company in the future. Many of the Company's current and possible future competitors have significantly greater financial, technical, marketing and other resources than the Company, and many have well established relationships with current and potential customers of the Company. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

WTC, the WTC logo, ProductCenter, myPDM, GenView and WebLink are trademarks or registered trademarks of the Company in the U.S. and/or other countries. All other brands, logos, products or company names are the copyrights and/or trademarks of their respective owners.

Employees

     As of March 31, 2002, the Company employed 57 persons, including 25 product development personnel, 10 sales personnel, 11 customer support, training and consulting personnel, 9 finance and administration personnel and 2 marketing personnel. None of the Company's employees is represented by a collective bargaining arrangement, and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good.

     The Company's future success depends in large part on the ability to continue to motivate and retain highly qualified employees, including management personnel, and to attract and retain additional qualified personnel, including sales, product development and operations staff. Many of the companies with which the Company competes for qualified personnel have substantially greater financial and other resources than the Company. Furthermore, competition for qualified personnel can be expected to increase when the US economy starts to recover and when competition in the Company's industry increases. There can be no assurance that the Company will be able to recruit, retain and motivate a sufficient number of qualified personnel to compete successfully. The loss of any of the Company's senior management personnel or any material failure to recruit, retain and motivate a sufficient number of qualified personnel could have a material adverse effect on the Company.

ITEM 2.    PROPERTIES

     The Company relocated its headquarters in December 2001 to approximately 14,000 square feet of office space in Burlington, Massachusetts. This facility accommodates research, marketing, sales, customer support and corporate administration. The lease on this facility expires in December 2004. The Company believes that its existing facilities are adequate for its current needs and that, if necessary, alternate facilities are available for lease to meet its future needs.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes would have a material adverse impact on its business, financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended March 31, 2002, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
           MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "WKGP". On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's Common Stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented. On May 23, 2002, the closing price of the Company's Common Stock was $1.21 per share. As of May 23, 2002, there were approximately 70 holders of record of the Company's Common Stock and at least 1,000 beneficial holders, based on information obtained from the Company's transfer agent.

     The following table sets forth quarterly high and low prices of the Common Stock for the indicated fiscal periods:

                                Fiscal 2002                    Fiscal 2001
                            High            Low             High         Low
                           ------         ------           ------       ------
        First Quarter      $ 1.34         $ 0.94           $ 8.38       $ 2.25
        Second Quarter       1.19           0.25             3.38         1.00
        Third Quarter        0.78           0.27             2.50         0.81
        Fourth Quarter       1.65           0.67             2.31         0.84

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

ITEM 6.    SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere herein.

Five Year Summary of Selected Financial Data

                                           Fiscal Year Ended March 31,
                                    2002     2001     2000     1999     1998
                                  -------- -------- -------- -------- --------
                                    (in thousands, except per share data)
Statement of Operations Data:

Revenue                           $ 7,398  $ 7,411  $ 7,703   $ 8,631  $ 7,638
Gross profit                        3,966    4,204    4,059     5,069    4,465
Operating expenses                  7,534    9,644   14,565    15,311   14,248
Loss from operations               (3,568)  (5,440) (10,506)  (10,242)  (9,783)
Net loss                           (3,439)  (4,883)  (9,619)   (8,936)  (8,075)

Basic and diluted net loss
  per common share                $ (1.87) $ (2.52) $ (4.80)  $ (4.28) $ (3.93)
Weighted average basic and
  diluted shares outstanding        1,842    1,941    2,003     2,090    2,057


                                                    March 31,
                                    2002     2001     2000     1999     1998
                                  -------- -------- -------- -------- --------
                                                 (in thousands)
Balance Sheet Data:

Working capital                   $ 1,260  $ 4,052  $ 9,707  $ 18,789  $28,442
Total assets                        4,373    8,782   14,074    25,397   35,075
Total stockholders' equity        $ 1,693  $ 5,136  $10,403  $ 20,114  $30,039

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

Results of Operations

     The following table sets forth for the periods indicated, certain consolidated financial data as a percentage of total revenue:

                                                Percentage of Total Revenue
                                            ----------------------------------
                                                Fiscal Year Ended March 31,
                                            ----------------------------------
                                             2002           2001         2000
                                            ------         ------       ------
  Revenue:
        Software licenses                     18.1 %         19.5 %       25.4 %
        Maintenance and services              81.9           80.5         74.6
                                            ------         ------       ------
              Total revenue                  100.0          100.0        100.0

  Gross profit                                53.6           56.7         52.7

  Operating expenses:
        Selling and marketing                 34.5           42.9         74.5
        Research and development              46.5           55.4         71.7
        General and administrative            20.8           31.8         26.0
        Restructuring                            0              0         16.9
                                            ------         ------       ------
              Total operating expenses       101.8          130.1        189.1

   Loss from operations                      (48.2)%        (73.4)%     (136.4)%


Fiscal 2002 Compared to Fiscal 2001

     Revenue. The Company's revenue consists of license fees for its WTC ProductCenter software products and fees for professional services and software maintenance. The Company had total revenue of $7,398,000 in fiscal 2002 as compared to total revenue of $7,411,000 in fiscal 2001, a decrease of $13,000.

     Software license revenue decreased 7% in fiscal 2002 to $1,338,000 from $1,445,000 in fiscal 2001. This revenue decrease resulted primarily from a decline in the sales of the Application Server product into the Company's existing customer base, partially offset by sales of license upgrades and an increase in license sales to new customers.

     Maintenance and services revenue increased slightly in fiscal 2002 to $6,060,000 from $5,966,000 in fiscal 2001. This increase resulted primarily from higher maintenance revenue, partially offset by a decrease in revenue from consulting and training services.

     Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of royalties payable to third parties upon the license of products as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for fiscal 2002 was $1,088,000 or 81% of software license revenue versus $1,150,000 or 80% of software license revenue in fiscal 2001.

      Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit on maintenance and services revenue decreased to $2,878,000 in fiscal 2002 from $3,054,000 in fiscal 2001. As a percentage of maintenance and services revenue, gross profit decreased to 47% in fiscal year 2002 from 51% in fiscal year 2001. This decrease in gross profit is due primarily to a higher utilization of existing engineering resources for maintenance support, partially offset by reducing employee salaries and a favorable mix of maintenance revenue, which is a significant contributor to margin, as compared to service revenue.

     Selling and Marketing. The Company's products are distributed worldwide through its direct sales organization as well as its strategic partners, which include resellers and OEMs. Selling and marketing expenses decreased 20% in fiscal 2002 to $2,558,000 from $3,179,000 in fiscal 2001. This decrease is primarily the result of lower employee related expenses in the sales organization mainly due to reducing employee salaries and commissions, and reduced marketing-related activities. As a result of this expense decrease, selling and marketing expenses as a percentage of revenue, decreased to 35% in fiscal 2002 from 43% in fiscal 2001.

     Research and Development. Research and development expenses decreased 16% in fiscal 2002 to $3,439,000 from $4,106,000 in fiscal 2001. The decrease in fiscal 2002 resulted primarily from lower employee and independent contractor related expenses in the development organization partly due to converting higher paid independent contractors to less expensive employees, reducing employee salaries and eliminating employee bonuses. Also, factoring in this decrease is the higher utilization of existing engineering resources for maintenance support included in cost of maintenance and services. As a result of this expense decrease, research and development expenses as a percentage of revenue, decreased to 46% in fiscal 2002 from 55% in fiscal 2001.

     General and Administrative. In fiscal 2002, general and administrative expenses decreased 35% to $1,537,000 from $2,359,000 in fiscal 2001. This decrease resulted primarily from lower employee related expenses mainly due to a reduction in head count, reducing employee salaries and eliminating employee bonuses, partially offset by expenses of approximately $163,000 associated with the Company's relocation to its new corporate headquarters in Burlington, Massachusetts in the quarter ended December 31, 2001. As a percentage of revenue, general and administrative expenses decreased to 21% in fiscal 2002 from 32% in fiscal 2001.

     Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. As a result of lower average cash and cash equivalent balances during fiscal 2002, interest income decreased 77% to $129,000 in fiscal 2002 from $557,000 in fiscal 2001.

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

     Restructuring. Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These charges included severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs. There were no restructuring expenses in fiscal 2001. All amounts incurred under the restructuring were paid by the end of fiscal 2001.

     Interest and Other Income. Interest and other income consists primarily of interest earned on cash and cash equivalents. As a result of lower average cash and cash equivalent balances during fiscal 2001, interest and other income decreased 37.2% to $557,000 in fiscal 2001 from $887,000 in fiscal 2000.

Liquidity, Capital Resources and Market Risks

     Cash and cash equivalents at March 31, 2002 decreased $3,758,000 to $3,261,000 from $7,019,000 at March 31, 2001. This decrease resulted primarily from the Company's net loss that occurred in fiscal 2002. Cash used for operating activities in fiscal 2002 was $3,734,000 and $20,000 was used for capital expenditures. Working capital decreased $2,792,000 to $1,260,000 at March 31, 2002 from $4,052,000 at March 31, 2001.

     In October 1998, May 1999 and May 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to 125,000, 62,500 and 250,000 shares, respectively, of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. At March 31, 2002, the Company had repurchased approximately 333,000 of the 437,500 shares authorized. Subsequent to March 31, 2002 and as of May 23, 2002, no additional shares have been repurchased.

     The Company has generated continued losses from operations which has reduced its cash balances. At March 31, 2002, the Company had cash and cash equivalent balances totaling $3,261,000 and working capital of $1,260,000, each of which represent significantly lower liquidity than in the prior year. Management has taken actions in fiscal 2002 to reduce its operating and capital expenditure requirements and believes that cash and cash equivalent balances at March 31, 2002 are sufficient to meet its operating and capital expenditure requirements over the next year. Management has the intent and ability to further reduce expenditures commensurate with the level of sales expected over the next year to maintain liquidity through March 31, 2003.

     The Company has contractual payment obligations due under its non-cancelable operating lease for its corporate headquarters as follows:
$822,000 in total; $299 due in fiscal 2003; $299 due in fiscal 2004; and $224 due in fiscal 2005.

     During fiscal 2002, the Company did not own any derivative financial instruments. The Company holds no investment securities nor has it issued any debt obligations which would require disclosure of market risk. Currently, the Company does not engage in foreign currency hedging activities.

     To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

Critical Accounting Policies

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

     The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. For multiple element arrangements, total fees are allocated to each of the elements based on vendor specific objective evidence of fair value. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company does not provide for a right for return at time of sale. Payments received in advance for services, development or product are initially recorded as deferred revenue. Revenue from training and consulting is recognized as the services are performed. Maintenance and support revenue is recognized ratably over the contract term, typically one year.

     Should the Company experience delays from collections from customers or no longer be able to demonstrate vendor specific objective evidence of fair value for its products or services, delays in revenue recognition may result which would have a negative impact on cash flow or results of operations. Any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter and could result in future operating losses.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. The Company does not expect that the provisions of SFAS 142 will have a material impact on its consolidated financial position, its consolidated results of operations or its consolidated cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the provisions of SFAS 143 will have a material impact on its consolidated financial position, its consolidated results of operations or its consolidated cash flows.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the provisions of SFAS 144 will have a material impact on its consolidated financial position, its consolidated results of operations or its consolidated cash flows.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item may be found under the sections captioned "Election of Director", "Occupations of Directors and Executive Officers" and "Section 16 Reporting" in the Company's Proxy Statement (the "2002 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on July 26, 2002, and is incorporated herein by reference. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's year ended March 31, 2002.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item may be found under the section captioned "Compensation and Other Information Concerning Directors and Officers" in the 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item may be found under the section captioned "Management and Principal Holders of Voting Securities" in the 2002 Proxy Statement, and is incorporated herein by reference.

================================================================================
                                                                 Number of
                                                                securities
                                                                remaining
                         Number of                             available for
                         securities           Weighted-       future issuance
                           to be              average          under equity
                         issued upon          exercise         compensation
                        exercise of           price of            plans
                         outstanding        outstanding         (excluding
                          options,            options,          securities
                          warrants            warrants         reflected in
  Plan Category          and rights          and rights         column (a))

                            (a)                  (b)                (c)
--------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders          453,400               $4.52             433,882
--------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders             0                   0                   0
--------------------------------------------------------------------------------
Total                     453,400               $4.52             433,882
================================================================================

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)  Financial Statements.

     The following financial statements are filed as part of this report:

                                                                       Page
                                                                       ----
Report of Independent Accountants.....................................  F-1

Consolidated Balance Sheets at March 31, 2002 and 2001................  F-2

Consolidated Statements of Operations for the years ended
  March 31, 2002, 2001 and 2000.......................................  F-3

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2002, 2001 and 2000.................................  F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2001 and 2000.......................................  F-5

Notes to Consolidated Financial Statements............................  F-6

Selected Quarterly Financial Data.....................................  F-11


   (a)(2)  Financial Statement Schedules:

     All schedules for which provisions made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (a)(3)  List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

     Exhibit
     Number     Description
     -------    -----------
         3.1    Second Amended and Restated Certificate of Incorporation of the
                Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated herein by reference)
         3.2    Amended and Restated By-Laws of the Company (filed herewith)
         4.1    Specimen certificate representing the Common Stock (filed
                herewith)
        10.1    1992 Stock Plan (filed herewith)
        10.2    1996 Stock Plan (filed herewith)
        10.3    1996 Employee Stock Purchase Plan (filed herewith)
        10.4    Amended and Restated 1996 Non-Employee Director Stock Option
                Plan (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference)
        10.5    Form of Non-Competition Agreement between the Company, its executive officers and employees (filed herewith)
        10.6    Form of Severance Agreement between the Company and certain executive officers (filed as Exhibit 10.14 to the Company's
                Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)
        10.7    Employment Agreement between the Company and Patrick H. Kareiva
                (filed as Exhibit 10.15 to the Company's Annual Report on Form
                10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)
        10.8    Master Lease Agreement between the Company and Burlington Woods
                Office Trust No. 1 dated November 21, 2001 (filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 and incorporated herein by reference)

     Exhibit
     Number     Description
     -------    -----------
        10.9    Amendment No. 1 to Employment Agreement between the Company and
                Patrick H. Kareiva effective as of December 31, 2001 (filed as
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 and incorporated herein by reference)
        23.1    Consent of Independent Accountants (PricewaterhouseCoopers LLP)
                (filed herewith)
        24.1    Power of Attorney (see page 19)

     ---------------------

     (b)        Reports On Form 8-K.

     There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2002.

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

                                           WORKGROUP TECHNOLOGY CORPORATION


Date:  May 31, 2002                        By: /s/ Patrick H. Kareiva
                                               --------------------------------
                                               Patrick H. Kareiva
                                               President, Chief Executive
                                               Officer, Chief Financial Officer,
                                               Director, Treasurer and Secretary


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of May, 2002.

       Signature                             Title(s)
       ---------                             --------

/s/ Patrick H. Kareiva       President, Chief Executive Officer, Chief Financial
-------------------------    Officer, Director, Chairman of the Board, Treasurer
Patrick H. Kareiva           and Secretary (Principal Executive Officer)

/s/ Douglas A. Catalano      Director
-------------------------
Douglas A. Catalano

/s/ James M. McConnell       Director
-------------------------
James M. McConnell

/s/ Frederick H. Phillips    Director
-------------------------
Frederick H. Phillips

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Workgroup Technology Corporation:

       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Workgroup Technology Corporation and its subsidiary at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Boston, Massachusetts
April 18, 2002

                        WORKGROUP TECHNOLOGY CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2002 and 2001
                             (dollars in thousands)

                                                        2002           2001
                                                        ----           ----
ASSETS

Current assets:
  Cash and cash equivalents                          $   3,261      $   7,019
  Accounts receivable (net of allowance
    of $0 in 2002 and $50 in 2001)                         567            556
  Prepaid expenses and other current
    assets                                                 112            123
                                                     ---------      ---------

      Total current assets                               3,940          7,698

  Property and equipment, net                              433          1,084
                                                     ---------      ---------

        Total assets                                 $   4,373      $   8,782
                                                     =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $     278      $     756
  Accrued expenses                                         256            592
  Accrued royalties                                         54             51
  Deferred revenue                                       2,092          2,247
                                                     ---------      ---------

        Total current liabilities                        2,680          3,646

Commitments (Note G)

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; no shares issued or
    outstanding at March 31, 2002 and 2001                   -              -
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 2,173,825 and 2,173,825 shares
    issued at March 31, 2002 and 2001, respectively         22             22
  Additional paid-in capital                            44,479         44,479
  Treasury stock, at cost; 332,704 shares at
    March 31, 2002 and 329,204 shares at
    March 31, 2001                                      (1,757)        (1,753)
  Accumulated deficit                                  (41,051)       (37,612)
                                                     ---------      ---------

        Total stockholders' equity                       1,693          5,136
                                                     ---------      ---------

          Total liabilities and stockholders' equity $   4,373      $   8,782
                                                     =========      =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the fiscal years ended March 31, 2002, 2001 and 2000
                      (in thousands, except per share data)


                                             2002         2001          2000
                                             ----         ----          ----

Revenue:
  Software licenses                        $ 1,338      $ 1,445       $ 1,954
  Maintenance and services                   6,060        5,966         5,749
                                           -------      -------       -------

          Total revenue                      7,398        7,411         7,703

Cost of revenue:
  Cost of software licenses                    250          295           558
  Cost of maintenance and services           3,182        2,912         3,086
                                           -------     --------       -------

          Total cost of revenue              3,432        3,207         3,644
                                           -------     --------       -------

  Gross profit                              3,966         4,204         4,059

Operating expenses:
  Selling and marketing                      2,558        3,179         5,736
  Research and development                   3,439        4,106         5,520
  General and administrative                 1,537        2,359         2,006
  Restructuring                                  -            -         1,303
                                           -------      -------       -------

          Total operating expenses           7,534        9,644        14,565
                                           -------      -------       -------

Loss from operations                        (3,568)      (5,440)      (10,506)

Interest and other income                      129          557           887
                                           -------      -------       -------

Net loss                                   $(3,439)     $(4,883)      $(9,619)
                                           =======      =======       =======

Basic and diluted net loss per common
  share                                    $ (1.87)     $ (2.52)      $ (4.80)
Weighted average basic and diluted
  shares outstanding                         1,842        1,941         2,003



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                for the years ended March 31, 2002, 2001 and 2000
                                 (in thousands)

                                                              Accumu-
                                                              lated
                                                              Other
                                Treasury     Addi-            Compre-            Total
             Common Stock        Stock      tional   Accumu-  hensive  Compre-   Stock-
             -------------   -------------  Paid-In   lated   Income   hensive  holders'
             Shares Amount   Shares Amount  Capital  Deficit  (Loss)    Loss     Equity
             --------------------------------------------------------------------------
Balance at
 March 31,
 1999         2,128  $21    (122)  $(1,155) $44,389  $(23,110)  $(31)            $20,114
  Sale of
   stock
   under
   stock
   plans         40    1                         82                                   83
  Repurchase
   of common
   stock                     (28)     (206)                                         (206)
Comprehensive
 loss:
  Net loss                                             (9,619)         $(9,619)   (9,619)
  Foreign
   currency
   translation
   adjustment                                                   $ 31                  31
                                                                       -------
  Compre-
   hensive
   loss                                                                 (9,619)
--------------------------------------------------------------------   -------   -------
Balance at
 March 31,
 2000         2,168   22    (150)   (1,361)  44,471   (32,729)     -              10,403
--------------------------------------------------------------------             -------
  Sale of
   stock
   under
   stock
   plans          6                               8                                    8
  Repurchase
   of common
   stock                    (179)     (392)                                         (392)
  Comprehensive
   loss:
    Net loss                                           (4,883)          (4,883)   (4,883)
                                                                       -------
    Compre-
     hensive
     loss                                                              $(4,883)
--------------------------------------------------------------------   -------   -------
Balance at
 March 31,
 2001         2,174   22    (329)   (1,753)  44,479   (37,612)     -               5,136
--------------------------------------------------------------------             -------
  Repurchase
   of common
   stock                      (4)       (4)                                           (4)
  Compre-
   hensive
   loss:
    Net loss                                           (3,439)          (3,439)   (3,439)
                                                                       -------
    Compre-
     hensive
     loss                                                              $(3,439)
--------------------------------------------------------------------   =======   -------
Balance at
 March 31,
 2002         2,174  $22     (333) $(1,757) $44,479  $(41,051)     -             $ 1,693
====================================================================             =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the fiscal years ended March 31, 2002, 2001 and 2000
                                 (in thousands)

                                                 2002        2001         2000
                                                 ----        ----         ----
Cash flows from operating activities:

   Net loss                                    $(3,439)    $(4,883)     $(9,619)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation and amortization                 653         609          791
     Provision for doubtful accounts               (50)        (10)          (4)
     Loss on disposal of assets                     18          22          278
     Changes in operating assets and
         liabilities:
       Accounts receivable                          39         217        1,076
       Prepaid expenses and other current
         assets                                     11          86          (16)
       Other assets                                  -           -            1
       Accounts payable                           (478)        703         (540)
       Accrued expenses                           (336)       (480)        (768)
       Accrued royalties                             3           1         (291)
       Deferred revenue                           (155)       (249)         (13)
                                               -------     -------      -------

       Net cash used in operating activities    (3,734)     (3,984)      (9,105)

Cash flows from investing activities:
   Purchases of property and equipment             (20)     (1,019)        (447)

Cash flows from financing activities:
   Proceeds from issuance of common stock            -           8           83
   Payments for common stock repurchases            (4)       (392)        (206)
                                               -------     -------      -------

       Net cash used in financing activities        (4)       (384)        (123)

Effect of exchange rate changes on cash              -           -           31
                                               -------     -------      -------
Net decrease in cash and cash equivalents       (3,758)     (5,387)      (9,644)
Cash and cash equivalents, beginning of year     7,019      12,406       22,050
                                               -------     -------      -------

Cash and cash equivalents, end of year         $ 3,261     $ 7,019      $12,406
                                               =======     =======      =======

Supplemental cash flow information:
   Interest paid                               $     -     $     2      $     3


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Nature of the Business
    ----------------------

    Workgroup Technology Corporation (the "Company"), incorporated on May 11, 1992, provides collaborative product data management solutions through its WTC ProductCenter family of products. The Company's products and services provide document management, design integration, configuration management, change management, bill of materials management and enterprise integration to optimize product development.

    The Company has generated continued losses from operations which has reduced its cash balances. At March 31, 2002, the Company had cash and cash equivalent balances totaling $3,261,000 and working capital of $1,260,000, each of which represent significantly lower liquidity than in the prior year. Management has taken actions in fiscal 2002 to reduce its operating and capital expenditure requirements and believes that cash and cash equivalent balances at March 31, 2002 are sufficient to meet its operating and capital expenditure requirements over the next year. Management has the intent and ability to further reduce expenditures commensurate with the level of sales expected over the next year to maintain liquidity through March 31, 2003.

B.  Summary of Significant Accounting Policies
    ------------------------------------------

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. Workgroup Technology GmbH, a wholly-owned subsidiary of the Company, distributed all its assets and liabilities in complete liquidation in fiscal 2002.

    Certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year.

    Revenue Recognition
    The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. For multiple element arrangements, total fees are allocated to each of the elements based on vendor specific objective evidence of fair value. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. The Company does not provide for a right for return at time of sale. Payments received in advance for services, development or product are initially recorded as deferred revenue. Revenue from training and consulting is recognized as the services are performed. Maintenance and support revenue is recognized ratably over the contract term, typically one year.

    Foreign Currency Translation
    The functional currency of the Company's foreign subsidiary's were the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date and income and expense items are translated at the average rates for the period. The effect of such translations are included in net earnings for the years ended March 31, 2002, 2001 and 2000. Transaction gains and losses from foreign currency transactions have not been material to date.

    Cash Equivalents
    Cash equivalents consist of commercial paper and money market mutual funds with original maturities at acquisition of three months or less and are carried at cost plus accrued interest which approximates market value.

    The Company has approximately $115,000 of restricted cash included in the March 31, 2002 cash balance, which serves as collateral for miscellaneous matters and a letter of credit obtained in fiscal year 2002 related to the Company's property lease. Included in the March 31, 2001 cash balance, the Company had approximately $155,000 of restricted cash, which served as collateral for a letter of credit obtained in fiscal year 1997 related to the Company's prior property lease.

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

    Research and Development Costs
    Research and development costs are charged to operations as incurred. The Company capitalizes eligible software costs incurred after technological feasibility of the product has been

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    established. The Company believes it has achieved technological feasibility when the working model has been established, which is typically demonstrated by beta shipment. Qualifying capitalized costs for the years ended March 31, 2002, 2001 and 2000 have been immaterial and, therefore, the Company has not capitalized such costs.

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

    Basic and Diluted Net Loss Per Common Share
    The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and diluted net loss per common share is based on the same computation and includes dilutive potential common shares. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for fiscal years 2002, 2001 and 2000 and therefore the basic and diluted net loss per common share were the same for those periods.

    The following table sets forth for the periods indicated, the options to purchase shares of the Company's common stock:
    (in thousands, except per share amounts)

                                              March 31,
                          ------------------------------------------------
                          2002            2001                2000
                          ------------    ------------        ------------
      Number of shares    453             496                 139
      Weighted average
        exercise price    $4.52           $5.01               $12.50

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

    The Company sells its product to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company believes that credit losses, if any, will not be material. The Company did not record write-offs of accounts receivable in fiscal 2002 and recorded write-offs of $1,000 and $144,000 in fiscal years 2001 and 2000, respectively.

C.  Property and Equipment
    ----------------------

    Property and equipment consisted of the following:
    (in thousands)

                                              March 31,
                                          ------------------
                                            2002       2001
                                            ----       ----

       Computer software                  $   424   $    424
       Furniture and fixtures                  -         128
       Equipment                            1,390      1,744
       Leasehold improvements                  -         166
                                          -------   --------
                                            1,814      2,462
       Less accumulated
         depreciation and amortization     (1,381)    (1,378)
                                          -------   --------
                                          $   433   $  1,084
                                          =======   ========

D.  Stockholders' Equity
    --------------------

    Common Stock Split
    On December 21, 2000, the Company effected a one-for-four reverse stock split of the Company's Common Stock. All references to the number of common and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

    Preferred Stock
    The Board of Directors was authorized upon the closing of the Initial Public Offering, subject to certain limitations prescribed

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    Treasury Stock
    In October 1998, May 1999 and May 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to 125,000, 62,500 and 250,000 shares, respectively, of the Company's outstanding common stock, to be purchased from time-to-time on the open market at prevailing prices. The Company's repurchases of shares of common stock are recorded as Treasury Stock and result in a reduction of Stockholders' Equity. At March 31, 2002, the Company had repurchased 332,704 of the 437,500 shares authorized.

    Stock Option Plans
    The 1992 and 1996 Stock Option Plans provide for the granting of incentive stock options to employees to purchase common stock at not less than the fair market value per share of common stock on the date of the grant. The Plans also provide for the granting of nonqualified stock options, stock awards and purchase rights to employees, consultants, directors and officers of the Company. The options generally become exercisable ratably over four or five years from the date of grant and expire ten years from the date of grant. In January 1996, the Board of Directors terminated the granting of options under the 1992 Plan. The 1996 Plan provides for the granting of options to purchase a maximum of 750,000 shares of Common Stock of the Company to eligible employees. At March 31, 2002, 335,210 shares were available for grant under the 1996 Plan.

    The Company's Amended and Restated 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") provides for the granting of options to purchase a maximum of 75,000 shares of Common Stock of the Company to non-employee directors. Under the Director Option Plan, each non-employee director elected or appointed on or after June 1, 2001 shall receive an option to purchase 12,000 shares of the Company's Common Stock upon the later of (i) the date on which the stockholders of the Company approve the amendment and restates the Director Option Plan or (ii) the date such person is first elected to the Board. Each person who is a member of the Board who is a Non-Employee Director on the date upon which his most recently granted option to purchase shares of Common Stock becomes fully vested shall be automatically granted on each such date an option to purchase 12,000 shares of the Common Stock. All options granted under the Director Option Plan vest in twelve equal quarterly installments beginning three months from the date of grant. All options granted under the Director Option Plan will have an exercise price equal to the fair market value of the Common Stock on the date of grant. The term of each option will be for a period of ten years from the date of grant. At March 31, 2002, 39,000 shares were available for grant under the Director Option Plan.

    The following is a summary of the Company's stock option plans as of March 31, 2000, 2001 and 2002 and changes during the years ending on those dates:
    (in thousands, except per share amounts)

                                                                   Weighted
                                                   Number          Average
                                                 of Shares      Exercise Price
                                                 ---------      --------------

       Options outstanding
            at March 31, 1999                        499           $14.60
         Granted                                     107             5.96
         Exercised                                   (32)            1.40
         Canceled                                   (435)           14.12
                                                   -----
       Options outstanding
            at March 31, 2000                        139            12.50
         Granted                                     487             3.87
         Exercised                                    (3)            0.86
         Canceled                                   (127)            8.94
                                                   -----
       Options outstanding
            at March 31, 2001                        496             5.01
         Granted                                      53             1.05
         Canceled                                    (96)            5.11
                                                   -----
       Options outstanding
            at March 31, 2002                        453           $ 4.52

                                                                   Weighted
                                                   Number          Average
                                                 of Shares      Exercise Price
                                                 ---------      --------------

       Price range $0.34 - $2.00
         (remaining contractual life of 8.8 years)
        Outstanding                                  110           $ 1.27
        Exercisable                                   23             1.40
       Price range $2.13 - $3.75
         (remaining contractual life of 8.2 years)
        Outstanding                                   58             2.46
        Exercisable                                   26             2.45
       Price range $4.25 - $5.88
         (remaining contractual life of 7.8 years)
        Outstanding                                  237             4.92
        Exercisable                                  150             4.92
       Price range $6.25 - $16.00
         (remaining contractual life of 6.3 years)
        Outstanding                                   35             9.90

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Exercisable                                   26            10.67
       Price range $16.50 - $25.50
         (remaining contractual life of 5.3 years)
        Outstanding                                   13            19.45
        Exercisable                                   13            19.45

       Options exercisable, March 31
         2000                                         62          $16.25
         2001                                        119            7.96
         2002                                        238            5.74

    SFAS No. 123 "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value or provide a pro forma basis disclosure of net income (loss) and earnings (loss) per share which reflects such compensation expense in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS No. 123 in fiscal year 1997 and has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. The Company did not recognize any compensation cost for its Stock Option Plans and Employee Stock Purchase Plan, as described below, in fiscal years 2002, 2001 and 2000. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's loss and loss per share would have been on a pro forma basis:
    (in thousands, except per share amounts)

                              2002        2001        2000
                              ----        ----        ----
     Net loss
        As reported           $ (3,439)   $ (4,883)   $ (9,619)
        Pro forma             $ (3,857)   $ (5,837)   $(10,362)

     Net loss per share
        As reported           $  (1.87)   $  (2.52)   $  (4.80)
        Pro forma             $  (2.09)   $  (3.01)   $  (5.17)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                2002      2001      2000
                                ----      ----      ----
      Expected volatility       128.92%   111.96%   97.74%
      Risk-free interest rates    3.8%      5.0%     6.1%
      Dividend rate                 0%        0%       0%
      Expected life             5 years   5 years   5 years

    The weighted-average fair value of options granted during fiscal year 2002, 2001 and 2000 is estimated as $0.91, $2.76 and $4.56, respectively.

    Employee Stock Purchase Plan

    The 1996 Employee Stock Purchase Plan provides for the issuance of up to 87,500 shares of Common Stock to eligible employees. The shares are issuable at the lesser of 85% of the average market price on the first or last business day of each semiannual period. At March 31, 2002, 59,672 shares were available for grant under the Employee Stock Purchase Plan.

    The following is a summary of shares issued under this plan:
    (in thousands, except per share amounts)

                                    2002    2001    2000
                                    ----    ----    ----

        Shares                           0   2,750   7,812
        Weighted average fair
          value                     $ 0.00  $ 0.75  $ 1.92

E.  Benefit Plan
    ------------

    The Company maintains the Workgroup Technology Corporation 401(k) Plan (the "401(k) Plan") for all eligible employees which provides for matching employer contributions determined annually by the Board of Directors. There have been no matching employer contributions made to the 401(k) Plan as of March 31, 2002.

F.  Income Taxes
    ------------

    In fiscal years 2002, 2001 and 2000, no provision for taxes was reflected in the Consolidated Statements of Operations since the Company was in a loss position.

    Deferred income taxes represent the tax effects of transactions which are reported in different periods for financial and tax reporting purposes.

    The components of deferred tax assets and liabilities are as follows:
    (in thousands)

                                                              March 31,
                                                       ---------------------
                                                          2002         2001
                                                          ----         ----
    Deferred tax assets:
      Net operating loss carryforwards                 $ 16,072     $ 14,447
      Research & development credit carryforwards         2,052        1,797
      Depreciation & amortization                            (3)         150
      Vacation accrual                                       11           17
      Other                                                   0           20
      Rent                                                    0           12
                                                       --------     --------
    Gross deferred tax assets                            18,132       16,443
    Valuation allowance                                 (18,132)     (16,443)
                                                       --------     --------
    Net deferred tax assets                            $      -     $      -
                                                       ========     ========

                        WORKGROUP TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    At March 31, 2002, the Company has available net operating loss carryforwards of approximately $39,909,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008 for federal purposes and 2003 for state tax purposes. The utilization of the net operating loss and credit carryforwards for income tax purposes may be restricted due to limitations which arise because of a change of ownership. The Company also has available research and development credits of $1,313,000 and $1,054,000 for federal and state purposes, respectively. The research and development credits, if not utilized, will expire from 2008 through 2017. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance has been recorded.

G.  Commitments
    -----------

    Lease Commitments
    The Company relocated to its new corporate headquarters in Burlington, MA in December 2001 and leases the facility it occupies under a noncancelable operating lease agreement which expires December 31, 2004. Total rent expense for the years ended March 31, 2002, 2001 and 2000 was $615,000, $688,000 and $718,000, respectively. The future minimum payments under such commitment as of March 31, 2002 is as follows:
    (in thousands)

                  Fiscal Year      Future Minimum Payments
                  -----------      -----------------------
                  2003             $ 299
                  2004               299
                  2005               224
                                   -----
                  Total            $ 822

H.  Segment Information
    -------------------

    The Company operates in one segment. Export sales for the years ended March 31, 2002, 2001 and 2000 were approximately $286,000, $254,000 and
    $90,000, respectively.

I.  Restructuring
    -------------

    Restructuring expenses were $1,303,000 for the fiscal year ended March 31, 2000. These costs are associated with the discontinuance of the WTC OpCenter product line and the resulting restructuring of the Company which occurred in the third quarter of fiscal 2000. These charges included severance costs, costs related to discontinuing the WTC OpCenter product line, asset disposition and write-down costs, and other restructuring costs. All amounts incurred under the restructuring were paid by the end of fiscal 2001.

                        WORKGROUP TECHNOLOGY CORPORATION
                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                   Fiscal Quarter Ended
                                    June 30,  September 30,  December 31,  March 31,
                                      2001        2001          2001         2002
                                    --------  -------------  ------------  ---------
                                         (in thousands, except per share data)

Statement of Operations Data:
Revenue                             $ 1,761     $ 1,870        $ 1,983     $ 1,784
Gross profit                            668         980          1,212       1,106
Operating expenses                    2,230       1,997          1,752       1,555
Loss from operations                 (1,562)     (1,017)          (540)       (449)
Net loss                             (1,500)       (988)          (511)       (440)

Basic and diluted net loss
  per common share                  $ (0.81)    $ (0.54)       $ (0.28)    $ (0.24)
Weighted average basic and diluted
  shares outstanding                  1,843       1,841          1,841       1,841


                                                   Fiscal Quarter Ended
                                    June 30,  September 30,  December 31,  March 31,
                                      2000        2000          2000         2001
                                    --------  -------------  ------------  ---------
                                         (in thousands, except per share data)

Statement of Operations Data:
Revenue                             $ 1,764     $ 1,846        $ 1,790     $ 2,011
Gross profit                          1,116       1,199            940         949
Operating expenses                    2,342       2,385          2,618       2,299
Loss from operations                 (1,226)     (1,186)        (1,678)     (1,350)
Net loss                             (1,063)     (1,021)        (1,538)     (1,261)

Basic and diluted net loss
  per common share                  $ (0.53)    $ (0.52)       $ (0.80)    $ (0.68)
Weighted average basic and diluted
  shares outstanding                  2,014       1,973          1,915       1,864