Form 10-K/A
period 2002-03-31
WORKGROUP TECHNOLOGY CORP
filed 2002-06-12
CIK 1007021

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

  For the Fiscal Year Ended: March 31, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

  For the transition period from __________  to __________

                         Commission File Number: 0-27798

                    -----------------------------------------

                        Workgroup Technology Corporation
             (Exact name of registrant as specified in its charter)


            Delaware                                        04-3153644
          -------------                                    ------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


   One Burlington Woods Drive, Burlington, MA                 01803
---------------------------------------------------          -------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Workgroup Technology Corporation's (the "Company") Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on July 26, 2002 are incorporated by reference into Part III hereof.

================================================================================

           AMENDED FILING OF FORM 10-K TO CORRECT CERTAIN INFORMATION

This amendment is being filed for the sole purpose of correcting information contained in Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The text of Item 14 (a) (3) is replaced in its entirety and Exhibit 23.1 is filed herewith.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3)    List of Exhibits.

     The following exhibits are filed as part of and incorporated by reference into, this Annual Report on Form 10-K:

     Exhibit
     Number           Description
     -------          -----------

      3.1             Second Amended and Restated Certificate of
                      Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated herein by reference)

      3.2             Amended and Restated By-Laws of the Company (filed as
                      Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

      4.1 Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

     10.1 1992 Stock Plan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

     10.2 1996 Stock Plan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

     10.3 1996 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

     10.4 Amended and Restated 1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference)

     10.5 Form of Non-Competition Agreement between the Company, its executive officers and employees (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

     10.6 Form of Severance Agreement between the Company and certain executive officers (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)

     10.7             Employment Agreement between the Company and Patrick H.
                      Kareiva (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

     10.8 Master Lease Agreement between the Company and Burlington Woods Office Trust No. 1 dated November 21, 2001 (filed as
                      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 and incorporated herein by reference)

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


                             WORKGROUP TECHNOLOGY CORPORATION

Date: June 12, 2002          By: /s/ Patrick H. Kareiva
                             ---------------------------------------------------
                             Patrick H. Kareiva
                             President, Chief Executive Officer, Chief Financial
                             Officer, Director, Treasurer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 12th day of June, 2002.


       Signature                                Title(s)
       ---------                                --------

/s/ Patrick H. Kareiva       President, Chief Executive Officer, Chief Financial
---------------------------- Officer, Director, Chairman of the Board, Treasurer
Patrick H. Kareiva           and Secretary (Principal Executive Officer)


*
---------------------------- Director
Douglas A. Catalano


*
---------------------------- Director
James M. McConnell


*
---------------------------- Director
Frederick H. Phillips


* By: /s/ Patrick H. Kareiva
      ----------------------
      Patrick H. Kareiva
      Attorney-in-fact