Form 10-Q
period 2002-06-30
WORKGROUP TECHNOLOGY CORP
filed 2002-07-26
CIK 1007021

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarter ended June 30, 2002.

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

                             -----------------------
                     91 Hartwell Avenue, Lexington, MA 02421
                 (Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___
   ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                 Class                          Outstanding at July 23, 2002
   -----------------------------                ----------------------------
   Common Stock, $.01 par value                           1,841,121


================================================================================

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index

                                                                         Page(s)
                                                                         -------

Part I. Financial Information:

         Item 1.  Consolidated Balance Sheets at June 30, 2002
                      and March 31, 2002                                   2

                  Consolidated Statements of Operations for the
                      three month periods ended
                      June 30, 2002 and 2001                               3

                  Consolidated Statements of Cash Flows for the
                      three month periods ended
                      June 30, 2002 and 2001                               4

                  Notes to Consolidated Financial Statements             5-6


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               7-10


Part II. Other Information:

         Item 1.  Legal Proceedings                                       11

         Item 6.  Exhibits and Reports on Form 8-K                        11


Signatures                                                                12

                        WORKGROUP TECHNOLOGY CORPORATION
                           Consolidated Balance Sheets
                                 (in thousands)

                                                    June 30,         March 31,
                                                     2002              2002
                                                  (unaudited)
Assets
------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                     $    3,118       $   3,261
      Accounts receivable                                  296             567
      Prepaid expenses and other current assets            217             112
                                                  ------------     -----------
             Total current assets                        3,631           3,940
                                                  ------------     -----------

Property and equipment, net                                297             433
                                                  ------------     -----------
                  Total Assets                      $    3,928       $   4,373
                                                  ============     ===========

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                              $      196       $     278
      Accrued expenses                                     222             256
      Accrued royalties                                    114              54
      Deferred revenue                                   2,260           2,092
                                                  ------------     -----------
             Total current liabilities                   2,792           2,680
                                                  ------------     -----------

Stockholders' equity:
      Common stock                                          22              22
      Additional paid-in capital                        44,479          44,479
      Treasury stock                                    (1,757)         (1,757)
      Accumulated deficit                              (41,608)        (41,051)
                                                  ------------     -----------
             Total stockholders' equity                  1,136           1,693
                                                  ------------     -----------
                  Total liabilities and             $    3,928       $   4,373
                     stockholders' equity         ============     ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                     Three months ended
                                                          June 30,
                                                     2002           2001
                                                         (unaudited)
-----------------------------------------------------------------------------
Revenue
       Software licenses                           $      426      $      289
       Maintenance and services                         1,274           1,472
                                                 ------------    ------------
             Total revenue                              1,700           1,761

Cost of revenue
       Cost of software licenses                           29              70
       Cost of maintenance and services                   626           1,023
                                                 ------------    ------------
             Total cost of revenue                        655           1,093

                                                 ------------    ------------
Gross profit                                            1,045             668

Operating expenses
       Selling and marketing                              475             762
       Research and development                           736           1,017
       General and administrative                         398             451
                                                 ------------    ------------
             Total operating expenses                   1,609           2,230

                                                 ------------    ------------
Loss from operations                                     (564)         (1,562)

Interest and other income, net                              7              62

                                                 ------------    ------------
Net loss                                           $     (557)     $   (1,500)
                                                 ============    ============


Basic and diluted net loss per common share        $    (0.30)     $    (0.81)
                                                 ============    ============

Weighted average basic and diluted shares
outstanding                                             1,841           1,843
                                                 ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Three months
                                                           ended June 30,
                                                         2002          2001
                                                            (unaudited)
---------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                        $  (557)    $ (1,500)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
          Depreciation and amortization                    136          179
          Changes in operating assets and liabilities:
             Accounts receivable                           271          (24)
             Prepaid expenses and other current assets    (105)        (101)
             Accounts payable                              (82)        (458)
             Accrued expenses                              (34)         (52)
             Accrued royalties                              60           44
             Deferred revenue                              168         (330)

                                                       -------     --------
             Net cash used in operating activities        (143)      (2,239)

Cash flows from investing activities:
             Purchases of property and equipment             -          (18)

Cash flows from financing activities:
             Payments for common stock repurchases           -           (4)
             Payments of capital lease obligations           -           (3)

                                                       -------     --------
             Net cash used in financing activities           -           (7)

                                                       -------     --------
Net decrease in cash and cash equivalents                 (143)      (2,264)

Cash and cash equivalents, beginning of period           3,261        7,019

                                                       -------     --------
Cash and cash equivalents, end of period               $ 3,118     $  4,755
                                                       =======     ========

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

     The Company has generated continued losses from operations which has reduced its cash balances. At June 30, 2002, the Company had cash and cash equivalent balances totaling $3,118,000 and working capital of $839,000, each of which represent significantly lower liquidity than in the prior year. Management took actions in fiscal 2002 to reduce its operating and capital expenditure requirements and believes that cash and cash equivalent balances at June 30, 2002 are sufficient to meet its operating and capital expenditure requirements over the next year. Management has the intent and ability to manage expenditures commensurate with the level of sales expected over the next year to maintain liquidity during the next year.

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2002, and the results of its operations for the three months ended June 30, 2002 and 2001, and statements of cash flows for the three months ended June 30, 2002 and 2001. The results for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements

3.     Basic and Diluted Earnings Per Share

       The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three month periods ended June 30, 2002 and 2001 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

       Options to purchase weighted average shares of the Company's common stock of approximately 423,000 and 512,000 were outstanding for the periods ended June 30, 2002 and 2001, respectively, at weighted average prices of $4.45 and $4.79, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

4.     Income Taxes

       At March 31, 2002, the Company had available net operating loss carryforwards of approximately $39,909,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2008 for federal purposes and 2003 for state tax purposes. The Company also had available research and development credits of $1,313,000 and $1,054,000 for federal and state purposes, respectively. The research and development credits, if not utilized, will expire from 2008 through 2017. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance was recorded to reduce the deferred tax assets to zero.

       During the first quarter of fiscal 2003, the Company believes that an ownership change, as defined in Section 382 of the Internal Revenue Code, occurred. As a result of this ownership change, the Internal Revenue Code substantially limits the amount of the loss and credit carryforwards that can be utilized to offset future taxable income. Management believes that the limitation, when combined with the Company's history of losses, is at a sufficiently low level, such that it is unlikely that the Company will be able to utilize any of the loss or credit carryforwards prior to expiration. Accordingly, the Company has written down the deferred tax assets associated with the loss and credit carryforwards, and the related valuation allowance, to zero. Since the assets had a full valuation allowance, there was no impact on the Company's financial position, results of operations or cash flows in the first quarter of fiscal 2003 as a result of the ownership change.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue. The Company's revenue consists of license fees for its WTC ProductCenter family of software products, and fees for professional services and software maintenance. Revenue for the first quarter of fiscal 2003 decreased 3% to $1,700,000 from $1,761,000 compared with the same period of fiscal 2002.

Software license revenue for the three month period ended June 30, 2002 increased 47% to $426,000 from $289,000 in the comparable period of fiscal 2002. This increase resulted primarily from an increase in new customer orders.

Maintenance and services revenue for the three month period ended June 30, 2002 decreased 13% to $1,274,000 from $1,472,000 in the comparable period of fiscal 2002. This decrease resulted from certain current customers delaying major purchasing decisions, including decisions to renew maintenance agreements on a timely basis. As a result of these delays, the Company anticipates that fiscal 2003 quarterly maintenance revenue will be lower than the quarterly maintenance revenue from the previous year.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the first quarter of fiscal 2003 increased to $397,000 or 93% of software license revenue from $219,000 or 76% of software license revenue in the first quarter of fiscal 2002. This increase in gross profit is due primarily to higher software license revenue and lower other expenses.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue increased to $648,000 or 51% of maintenance and services revenue in the first quarter of fiscal 2003 from $449,000 or 31% of maintenance and service revenue in the first quarter of fiscal 2002. This increase resulted primarily from lower employee related expenses and a lower utilization of existing engineering resources for maintenance support in the current quarter, partially offset by a decrease in maintenance and services revenue.

Selling and Marketing. Selling and marketing expenses decreased 38% for the three month period ended June 30, 2002 to $475,000 from $762,000 for the same period of fiscal 2002. This decrease resulted primarily from lower headcount and related expenses in the sales organization and to a lesser extent, reduced marketing related activities in the first fiscal quarter ended June 30, 2002. As a result of this decrease, selling and marketing expenses as a percentage of revenue decreased to 28% in the three month period of fiscal 2003 from 43% in the same period of fiscal 2002.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Research and Development. Research and development expenses decreased 28% for the three month period ended June 30, 2002 to $736,000 from $1,017,000 for the same period of fiscal 2002. This decrease resulted primarily from lower headcount and related expenses in the development organization, partially offset by a lower utilization of existing engineering resources for maintenance support included in cost of maintenance and services. As a result of this decrease, research and development expenses as a percentage of revenue decreased to 43% in the three month period of fiscal 2003 from 58% in the same period of fiscal 2002.

General and Administrative. General and administrative expenses decreased 12% for the three month period ended June 30, 2002 to $398,000 from $451,000 for the same period of fiscal 2002. This decrease resulted primarily from lower employee related expenses, partially offset by an increase in professional advisor costs in the quarter ended June 30, 2002. As a result of this decrease, general and administrative expenses as a percentage of revenue decreased to 23% in the three month period of fiscal 2003 from 26% in the same period of fiscal 2002.

Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three month period ended June 30, 2002 decreased $55,000 or 89% from the same period of fiscal 2002. This decrease is primarily the result of lower cash and cash equivalent balances during the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2002 decreased $143,000 to $3,118,000 from $3,261,000 at March 31, 2002. This decrease resulted primarily from cash used for operating activities during the three month period ended June 30, 2002. Working capital decreased $421,000 to $839,000 at June 30, 2002 from $1,260,000 at fiscal 2002 year end.

The Board of Directors has authorized the repurchase of 437,500 shares of the Company's outstanding common stock. The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2003. At June 30, 2002, the Company had repurchased approximately 333,000 shares of the 437,500 shares authorized by the Board of Directors.

The Company has generated continued losses from operations which has reduced its cash balances. At June 30, 2002, the Company had cash and cash equivalent balances totaling $3,118,000 and working capital of $839,000, each of which represent significantly lower liquidity than in the prior year. Management took actions in fiscal 2002 to reduce its operating and capital expenditure requirements and believes that cash and cash equivalent balances at June 30, 2002 are sufficient to meet its operating and capital expenditure requirements over the next year. Management has the intent and ability to manage expenditures commensurate with the level of sales expected over the next year to maintain liquidity during the next year.

To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company does not provide forecasts of its future financial performance. However, from time-to-time information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in filings with the Securities and Exchange Commission (including this Form 10-Q), press releases and oral statements which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements and there can be no assurance that the results set forth in those statements will be achieved. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed in May 2002.

On June 3, 2002, the Company received notice from the Nasdaq Listing Qualifications Staff that the Company is in violation of certain of the minimum maintenance standards for continued listing of its common stock on The Nasdaq SmallCap Market, but the Staff has taken no further action with respect to delisting the Company's common stock. There can be no assurance that the Company's common stock will remain listed on The Nasdaq SmallCap Market. Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Also, if in the future the Company determines that it needs to seek additional equity capital, it could have an adverse effect on its ability to raise capital in the public equity markets.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

              None

        (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WORKGROUP TECHNOLOGY CORPORATION
                                    Registrant


Date:  July 26, 2002                /s/ Patrick H. Kareiva
      --------------                --------------------------------------------
                                    Patrick H. Kareiva
                                    President, Chief Executive Officer, Chief
                                    Financial Officer, Treasurer and Secretary