Form 10-Q
period 2002-09-30
WORKGROUP TECHNOLOGY CORP
filed 2002-10-25
CIK 1007021

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2002.

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

                             Yes     X       No
                                 ---------      -------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                           Outstanding at October 24, 2002
   ----------------------------               -------------------------------
   Common Stock, $.01 par value                         1,841,121


================================================================================

                        WORKGROUP TECHNOLOGY CORPORATION

                                      Index

                                                                        Page(s)
                                                                        -------

 Part I. Financial Information:

         Item 1.    Consolidated Balance Sheets at September 30, 2002
                            and March 31, 2002                            2

                    Consolidated Statements of Operations for the
                            three and six month periods ended
                            September 30, 2002 and 2001                   3

                    Consolidated Statements of Cash Flows for the
                            three and six month periods ended
                            September 30, 2002 and 2001                   4

                    Notes to Consolidated Financial Statements           5-7


         Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations          8-11

         Item 4.    Controls and Procedures                               12



Part II. Other Information:

         Item 1.    Legal Proceedings                                     13

         Item 4.    Submission of Matters to a Vote of
                            Security Holders                              13

         Item 5.    Other Information                                     13

         Item 6.    Exhibits and Reports on Form 8-K                      13


Signatures                                                                14

Certification                                                           15 - 16

                        WORKGROUP TECHNOLOGY CORPORATION

                           Consolidated Balance Sheets
                                 (in thousands)


                                                   September 30,     March 31,
                                                       2002             2002
                                                   (unaudited)
Assets
-------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                      $  2,301          $  3,261
      Accounts receivable                                 213               567
      Prepaid expenses and other current assets           230               112
                                                     --------          --------
             Total current assets                       2,744             3,940
                                                     --------          --------

Property and equipment, net                               163               433
                                                     --------          --------
                  Total assets                       $  2,907          $  4,373
                                                     ========          ========


Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                               $     81          $    278
      Accrued expenses                                    137               256
      Accrued royalties                                    44                54
      Deferred revenue                                  1,930             2,092
                                                     --------          --------
             Total current liabilities                  2,192             2,680
                                                     --------          --------

Stockholders' equity:
      Common stock                                         22                22
      Additional paid-in capital                       44,479            44,479
      Treasury stock                                   (1,757)           (1,757)
      Accumulated deficit                             (42,029)          (41,051)
                                                     --------          --------
             Total stockholders' equity                   715             1,693
                                                     --------          --------
                  Total liabilities and
                    stockholders' equity             $  2,907          $  4,373
                                                     ========          ========






                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION

                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                   Three months ended        Six months ended
                                      September 30,            September 30,
                                    2002         2001       2002         2001
                                       (unaudited)             (unaudited)
-------------------------------------------------------------------------------
Revenue
       Software licenses           $   267     $   332     $   693     $   621
       Maintenance and services      1,289       1,538       2,563       3,010
                                   -------     -------     -------     -------
             Total revenue           1,556       1,870       3,256       3,631

Cost of revenue
       Cost of software licenses         2          75          31         145
       Cost of maintenance and
         services                      501         815       1,127       1,838
                                   -------     -------     -------     -------
             Total cost of revenue     503         890       1,158       1,983
                                   -------     -------     -------     -------
Gross profit                         1,053         980       2,098       1,648

Operating expenses
       Selling and marketing           419         732         894       1,494
       Research and development        764         922       1,500       1,939
       General and administrative      299         343         697         794
                                   -------     -------     -------     -------
             Total operating
               expenses              1,482       1,997       3,091       4,227
                                   -------     -------     -------     -------
Loss from operations                  (429)     (1,017)       (993)     (2,579)

Interest and other income, net           8          29          15          91
                                   -------     -------     -------     -------
Net loss                           $  (421)    $  (988)    $  (978)    $(2,488)
                                   =======     =======     =======     =======


Basic and diluted net
  loss per common share            $ (0.23)    $ (0.54)    $ (0.53)    $ (1.35)
                                   =======     =======     =======     =======

Weighted average basic and
  diluted shares outstanding         1,841       1,841       1,841       1,842
                                   =======     =======     =======     =======







                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                             Six months ended
                                                               September 30,
                                                            2002       2001
                                                              (unaudited)
-------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                           $  (978)    $(2,488)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
          Depreciation and amortization                       270         354
          Loss on disposal of property and equipment           --           3
          Changes in operating assets and liabilities:
             Accounts receivable                              354         324
             Prepaid expenses and other current assets       (118)        (20)
             Accounts payable                                (197)       (541)
             Accrued expenses                                (119)       (168)
             Accrued royalties                                (10)        111
             Deferred revenue                                (162)       (177)
                                                          -------     -------
             Net cash used in operating activities           (960)     (2,602)

Cash flows from investing activities:
             Purchases of property and equipment               --         (18)

Cash flows from financing activities:
             Payments for common stock repurchases             --          (4)
             Payments of capital lease obligations             --          (5)
                                                          -------     -------
             Net cash used in financing activities             --          (9)
                                                          -------     -------
Net decrease in cash and cash equivalents                    (960)     (2,629)

Cash and cash equivalents, beginning of period              3,261       7,019
                                                          -------     -------
Cash and cash equivalents, end of period                  $ 2,301     $ 4,390
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

      The Company has generated continued losses from operations which has reduced its cash balances. At September 30, 2002, the Company had cash and cash equivalent balances totaling $2,301,000 and working capital of $552,000, each of which represent significantly lower liquidity than in the prior year. The Company intends to continue to take appropriate action to manage its expenses commensurate with the level of sales expected. Among other things, these actions may include a restructuring of its operations. Management believes that cash and cash equivalent balances at September 30, 2002 are sufficient, combined with management's intent and ability to reduce expenditures, to meet its operating and capital expenditure requirements and maintain positive liquidity at least through March 31, 2003.

      The Company is currently in discussions with several parties regarding the possible acquisition of the Company. There can be no assurance that such a transaction will be concluded.

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. In the opinion of the management of the Company, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2002, and the results of its operations for the three and six months ended September 30, 2002 and 2001, and statements of cash flows for the six months ended September 30, 2002 and 2001. The results for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                        WORKGROUP TECHNOLOGY CORPORATION

                   Notes to Consolidated Financial Statements

3.    Basic and Diluted Earnings Per Share

      The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three and six month periods ended September 30, 2002 and 2001 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

      Options to purchase weighted average shares of the Company's common stock of approximately 414,000 and 477,000 were outstanding for the periods ended September 30, 2002 and 2001, respectively, at weighted average prices of $4.45 and $4.77, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive.

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

5.    Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an

                        WORKGROUP TECHNOLOGY CORPORATION

                   Notes to Consolidated Financial Statements

      inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effects as a sale-leaseback transaction. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on our after May 15, 2002. The Company does not expect that the provisions of SFAS No. 145 will have a material impact on its consolidated financial position, its consolidated results of operations or its consolidated cash flows.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the provisions of SFAS No. 146 will have a material impact on its consolidated financial position, its consolidated results of operations or its consolidated cash flows.

                        WORKGROUP TECHNOLOGY CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue. The Company's revenue consists of license fees for its WTC ProductCenter family of software products, and fees for professional services and software maintenance.

Revenue for the second quarter of fiscal 2003 decreased 17% to $1,556,000 from $1,870,000 compared with the same period of fiscal 2002. This decrease resulted primarily from a decrease in new customer software license orders and a decrease in maintenance orders from current customers due to the continued delay in major purchasing decisions by several of our current customers and major prospects. Revenue for the six month period ended September 30, 2002 decreased 10% to $3,256,000 from $3,631,000 in the comparable period of fiscal 2002.

Software license revenue for the three month period ended September 30, 2002 decreased 20% to $267,000 from $332,000 in the comparable period of fiscal 2002. This decrease resulted primarily from a decrease in new customer orders due to the delay of purchasing decisions by several of our major prospects. Software license revenue for the six month period ended September 30, 2002 increased 12% to $693,000 from $621,000 in the comparable period of fiscal 2002. This increase resulted primarily from an increase in new customer orders in the first fiscal quarter of fiscal 2003 when compared to the same period of fiscal 2002.

Maintenance and services revenue for the three and six month periods ended September 30, 2002 decreased 16% and 15%, respectively, to $1,289,000 and 2,563,000, respectively, from $1,538,000 and 3,010,000, respectively, in the comparable periods of fiscal 2002. These decreases resulted from certain current customers delaying major purchasing decisions, including decisions to renew maintenance agreements on a timely basis. As a result of these delays, the Company anticipates that fiscal 2003 quarterly maintenance revenue will be lower than the quarterly maintenance revenue from the previous year.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products for which another party is entitled to receive compensation, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the second quarter of fiscal 2003 increased to $265,000 or 99% of software license revenue from $257,000 or 77% of software license revenue in the second quarter of fiscal 2002. This increase in gross profit is due primarily to lower employee related expenses and lower third party royalties, partially offset by lower software license revenue. For the six months ended September 30, 2002, gross profit from software license revenue increased to $662,000 or 96% of software license revenue from $476,000 or 77% for the same period of fiscal 2002. This increase in gross profit is due primarily to higher software license revenue and lower employee related expenses in fiscal 2003.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue increased to $788,000 or 61% of maintenance and services revenue in the second quarter of fiscal 2003 from $723,000 or 47% of maintenance and service revenue in the second quarter of fiscal 2002. For the six months ended September 30, 2002 gross profit from maintenance and services revenue increased to $1,436,000 or 56% from

                        WORKGROUP TECHNOLOGY CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

$1,172,000 or 39% of the associated revenue in the comparable period of fiscal 2002. These increases in gross profit are due primarily to lower employee related expenses as well as a favorable adjustment to prior third party royalties which occurred in the second fiscal quarter of 2003, partially offset by a decrease in maintenance revenue.

Selling and Marketing. Selling and marketing expenses decreased 43% and 40% for the three and six month periods ended September 30, 2002 to $419,000 and $894,000, respectively, from $732,000 and $1,494,000, respectively, for the same periods of fiscal 2002. These decreases resulted primarily from a decrease in headcount and related expenses in the sales organization and to a lesser extent, reduced marketing related activities. As a result of these decreases, selling and marketing expenses as a percentage of revenue decreased to 27% and 27% in the three and six month periods of fiscal 2003 from 39% and 41% in the same periods of fiscal 2002.

Research and Development. Research and development expenses decreased 17% and 23% for the three and six month periods ended September 30, 2002 to $764,000 and $1,500,000, respectively, from $922,000 and $1,939,000, respectively, for the same periods of fiscal 2002. These decreases resulted primarily from lower headcount and related expenses in the development organization. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 49% and 46% in the three and six month periods of fiscal 2003 from 49% and 53% in the same periods of fiscal 2002.

General and Administrative. General and administrative expenses decreased 13% and 12% for the three and six month periods ended September 30, 2002 to $299,000 and $697,000, respectively, from $343,000 and $794,000, respectively, for the same periods of fiscal 2002. This decrease resulted primarily from lower employee related expenses, partially offset by an increase in professional advisor costs. General and administrative expenses as a percentage of revenue were 19% and 21% for the three and six month periods of fiscal 2003, relatively consistent with the comparable periods in fiscal 2002.

Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three and six month periods ended September 30, 2002 decreased $21,000 or 72% and $76,000 or 84%, respectively, from the same periods of fiscal 2002. These decreases are primarily the result of lower cash and cash equivalent balances during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2002 decreased $960,000 to $2,301,000 from $3,261,000 at March 31, 2002. This decrease resulted from cash used for operating activities during the six month period ended September 30, 2002. Working capital decreased $708,000 to $552,000 at September 30, 2002 from $1,260,000 at fiscal 2002 year end.

The Board of Directors has authorized the repurchase of 437,500 shares of the Company's outstanding common stock. The Company did not repurchase any shares of its common stock during the six month period ended September 30, 2002. At September 30, 2002, the Company had repurchased approximately 333,000 shares of the 437,500 shares authorized by the Board of Directors.

                        WORKGROUP TECHNOLOGY CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Company has generated continued losses from operations which has reduced its cash balances. At September 30, 2002, the Company had cash and cash equivalent balances totaling $2,301,000 and working capital of $552,000, each of which represent significantly lower liquidity than in the prior year. The Company intends to continue to take appropriate action to manage its expenses commensurate with the level of sales expected. Among other things, these actions may include a restructuring of its operations. Management believes that cash and cash equivalent balances at September 30, 2002 are sufficient, combined with management's intent and ability to reduce expenditures, to meet its operating and capital expenditure requirements and maintain positive liquidity at least through March 31, 2003.

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

On June 3, 2002, the Company received notice from the Nasdaq Listing Qualifications Staff that the Company is in violation of certain of the minimum maintenance standards for continued listing of its common stock on The Nasdaq SmallCap Market. The Company has appealed the Staff's determination and is currently awaiting a final decision by the Nasdaq Qualifications Hearing Panel. There can be no assurance that the Panel will grant the Company's request for continued listing on The Nasdaq SmallCap Market. If the Panel does not grant the Company's request, then the Company's securities will be delisted from the Nasdaq Small Cap Market, but will be eligible to be traded on the Over-the-Counter Bulletin Board (OTCBB). Delisting of the common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock. Also, if in the future the Company determines that it needs to seek additional equity capital, it could have an adverse effect on its ability to raise capital in the public equity markets.

The Company is currently in discussions with several parties regarding the possible acquisition of the Company. There can be no assurance that such a transaction will be concluded.

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

The Company's quarterly and annual operating results are impacted by a variety of factors that could materially adversely affect revenues and profitability, including the timing and shipment of enhancements to the Company's products and changes or anticipated changes in economic conditions. Because the Company's operating expenses are relatively fixed, an unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. Actions to manage the Company's expenses commensurate with the level of sales expected may include a restructuring of its operations. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition and stock price.

                        WORKGROUP TECHNOLOGY CORPORATION

                             Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer has evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation the principal executive officer and principal financial officer conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        WORKGROUP TECHNOLOGY CORPORATION

                            Part II Other Information

Item 1.     Legal Proceedings

            The Company is not a party to any litigation that it believes would have a material impact on its business.

Item 4.     Submission of Matters to a Vote of Security Holders

            On July 26, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the Stockholders acted upon a proposal to elect one Class I director to serve for a three-year term or until his or her successor is elected and qualified. The Board of Directors nominated and recommended that Mr. James M. McConnell, who is currently a director, be elected a Class I director. The proposal was approved by the Stockholders. Holders of 1,293,544 shares of common stock voted for the proposal. Holders of 155,852 shares withheld and there were no broker non-votes. The terms of directors Douglas A. Catalano, Patrick H. Kareiva, and Frederick H. Phillips continued after the Annual Meeting of Stockholders.

Item 5.     Other Information

            Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next Annual Meeting of Stockholders of the Company must be received at the Company's principal executive offices not later than February 24, 2003. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 24, 2003, provided, however, notice shall not be given prior to January 27, 2003. Further, any proposals must comply with the other procedural requirements set forth in the Company's By-laws, a copy of which is on file with the SEC, and as set forth by the SEC. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested to Workgroup Technology Corporation, One Burlington Woods Drive, Burlington, MA 01803, Attention: Corporate Secretary.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WORKGROUP TECHNOLOGY CORPORATION
                                    Registrant

Date: October 25, 2002              /s/ Patrick H. Kareiva
      ----------------              ---------------------------------
                                    Patrick H. Kareiva
                                    President, Chief Executive Officer, Chief
                                    Financial Officer, Treasurer and Secretary

                                  CERTIFICATION

I, Patrick H. Kareiva, Chief Executive Officer and Chief Financial Officer of Workgroup Technology Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Workgroup Technology Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                  CERTIFICATION

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002               /s/ Patrick H. Kareiva
      -----------------              -----------------------------------------
                                     Patrick H. Kareiva
                                     President, Chief Executive Officer, Chief
                                     Financial Officer, Treasurer and Secretary