Form 10-Q
period 2002-12-31
WORKGROUP TECHNOLOGY CORP
filed 2003-02-14
CIK 1007021

 ==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarter ended December 31, 2002.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ___________ to ___________


                         Commission file number 0-27798

                        WORKGROUP TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                       04-3153644
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


Two Highwood Drive, Tewksbury, Massachusetts                           01876
  (Address of principal executive offices)                           (Zip code)


       Registrant's telephone number, including area code: (978) 640-6222

                             -----------------------
                One Burlington Woods Drive, Burlington, MA 01803
                 (Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
   ----------    -------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                Outstanding at February 05, 2003
   -----------------------------                --------------------------------
   Common Stock, $.01 par value                             1,841,121

  =============================================================================

                        WORKGROUP TECHNOLOGY CORPORATION
                                      Index

                                                                        Page(s)
                                                                        -------

 Part I. Financial Information:

         Item 1.    Consolidated Balance Sheets at December 31, 2002
                            and March 31, 2002                            2

                    Consolidated Statements of Operations for the
                            three and nine month periods ended
                            December 31, 2002 and 2001                    3

                    Consolidated Statements of Cash Flows for the
                            nine month periods ended

                            December 31, 2002 and 2001                    4

                    Notes to Consolidated Financial Statements            5-8


         Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations           9-14

         Item 4.    Controls and Procedures                               15


Part II. Other Information:

         Item 1.    Legal Proceedings                                     16

         Item 6.    Exhibits and Reports on Form 8-K                      16


Signatures                                                                17

Certification                                                             18-19

                        WORKGROUP TECHNOLOGY CORPORATION
                           Consolidated Balance Sheets
                                 (in thousands)


                                                  December 31,        March 31,
                                                      2002             2002
                                                   (unaudited)
  Assets
  ------------------------------------------------------------------------------
  Current assets:
        Cash and cash equivalents                      $ 275            $ 3,146
        Restricted cash                                  115                115
        Accounts receivable                              431                567
        Prepaid expenses and other current
         assets                                          234                112
                                              --------------       ------------
               Total current assets                    1,055              3,940
                                              --------------       ------------

  Property and equipment, net                             62                433

  Due from Affiliate                                     300                  -
                                              --------------       ------------
                    Total assets                     $ 1,417            $ 4,373
                                              ==============       ============


  Liabilities and Stockholders' Equity (Deficit)
  ------------------------------------------------------------------------------
  Current liabilities:
        Accounts payable                                $  7             $  278
        Accrued expenses                                 439                256
        Accrued royalties                                 94                 54
        Deferred revenue                               1,322              2,092
                                              --------------       ------------
               Total current liabilities               1,862              2,680
                                              --------------       ------------

        Other liabilities                                315                  -

  Stockholders' equity:
        Common stock                                      22                 22
        Additional paid-in capital                    44,479             44,479
        Treasury stock                                (1,757)            (1,757)
        Accumulated deficit                          (43,504)           (41,051)
                                             ---------------       ------------
               Total stockholders' equity
                (deficit)                               (760)             1,693
                                             ---------------       ------------
                    Total liabilities and
                      stockholders' equity
                      (deficit)                      $ 1,417             $4,373
                                             ===============       ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION

                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                 Three months ended    Nine months ended
                                    December 31,         December 31,
                                 2002          2001    2002          2001
                                    (unaudited)           (unaudited)
--------------------------------------------------------------------------------
Revenue
   Software licenses                $ 467    $ 344      $ 1,160    $ 965
   Maintenance and
     services                       1,239    1,639        3,802    4,649
                                  -------  -------      -------  -------
         Total revenue              1,706    1,983        4,962    5,614

Cost of revenue
   Cost of software licenses           19       63           50      208
   Cost of maintenance and
     services                         532      708        1,659    2,546
                                  -------  -------      -------  -------
         Total cost of revenue        551      771        1,709    2,754

                                  -------  -------      -------  -------
Gross profit                        1,155    1,212        3,253    2,860

Operating expenses
   Selling and marketing              395      546        1,289    2,040
   Research and development           614      744        2,114    2,683
   General and administrative       1,625      462        2,322    1,256
                                  -------  -------      -------  -------
         Total operating expenses   2,634    1,752        5,725    5,979

                                  -------  -------      -------  -------
Loss from operations               (1,479)    (540)      (2,472)  (3,119)

Interest and other income, net          4       29           19      120
                                  -------  -------      -------  -------
Net loss                          $(1,475)  $ (511)     $(2,453) $(2,999)
                                  =======  =======      =======  =======

Basic and diluted net loss
  per common share                $ (0.80) $ (0.28)     $ (1.33) $ (1.63)
                                  =======  =======      =======  =======

Weighted average basic and
  diluted shares outstanding        1,841    1,841        1,841    1,842
                                  =======  =======      =======  =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        WORKGROUP TECHNOLOGY CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                           Nine months ended
                                                              December 31,
                                                        2002              2001
                                                              (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             $(2,453)        (2,999)
  Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                         371            509
     Loss on disposal of property and equipment              -              5
     Provision for doubtful accounts                         -            (25)
     Changes in operating assets and liabilities:
        Accounts receivable                                136            199
        Prepaid expenses and other current assets         (122)           (42)
        Accounts payable                                  (271)          (549)
        Accrued expenses                                   498           (320)
        Accrued royalties                                   40            155
        Deferred revenue                                  (770)          (366)
        Due from affiliate                                (300)             -
        Restricted cash                                      -             40
                                                    ----------       --------
        Net cash used in operating activities           (2,871)        (3,393)

Cash flows from investing activities:
        Purchases of property and equipment                  -            (20)
                                                    ----------       --------
        Net cash used in investing activities                -            (20)

Cash flows from financing activities:
        Payments for common stock repurchases                -             (4)
        Payments of capital lease obligations                -             (5)
                                                    ----------       --------
        Net cash used in financing activities                -             (9)

                                                    ----------       --------
Net decrease in cash and cash equivalents               (2,871)        (3,422)

Cash and cash equivalents, beginning of period           3,146          6,864

                                                    ----------       --------
Cash and cash equivalents, end of period                 $ 275        $ 3,442
                                                    ==========       ========






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

2.    Summary of Significant Accounting Policies

      Basis of Presentation

      As permitted by the rules of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2002, and the results of its operations for the three and nine months ended December 31, 2002 and 2001, and statements of cash flows for the nine months ended December 31, 2002 and 2001. The results for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

      Cash Tender Offer

      On December 18, 2002, SofTech, Inc. successfully closed on the cash tender offer ("Offer") to acquire the outstanding shares of common stock of the Company at a price of $2.00 per share. Approximately 1.5 million shares of the Company's common stock was purchased by SofTech under the Offer, which, together with the shares owned by SofTech represents approximately 89% of the outstanding shares of WTC. In connection with the Offer, the Company incurred $773,000 of transaction related expenses including payments to the Company's investment advisor, legal counsel and contractual severance payments to the former CEO of $360,000 that were paid on December 18, 2002 all of which were included in G&A expenses in the current quarter.

      After completion of the Offer, the Company's corporate headquarters was abandoned and all Massachusetts employees were relocated into SofTech's corporate headquarters in Tewksbury, Massachusetts. As a result of this action, the Company recorded a charge of $632,000 included in G&A expenses during the current quarter to record the liability for the remaining 24 months under the office lease.

      The Due to affiliate recorded in the current quarter represents an intercompany receivable of $300,000 with a majority shareholder, SofTech, Inc.

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements

      Liquidity

      The Company has reduced its ongoing quarterly cash spending to between $1.0 and $1.2 million as a result of cost reductions taken over the last several quarters leading up to the completion of the Offer and certain actions that were specifically taken upon completion of the Offer. Management expects that the Company can generate positive cash flows at the current spending rate and therefore, management believes that the cash on hand excluding the $115,000 of restricted cash at December 31, 2002 together with cash flow from operations will be sufficient for meeting its liquidity and capital resource needs at least through March 31, 2003.

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

3.    Basic and Diluted Earnings Per Share

      The Company's basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Potential common shares include shares issuable upon the exercise of stock options or warrants, net of shares assumed to have been purchased by the Company with the related proceeds. Potential common shares, which consisted only of stock options, were antidilutive for the three and nine month periods ended December 31, 2002 and 2001 and therefore the diluted net loss per common share was the same as basic net loss per common share for those periods.

      Options to purchase weighted average shares of the Company's common stock of approximately 451,000 were outstanding for the period ended December 31, 2001 at a weighted average prices of $4.56 but were not included in the computation of diluted earnings per share because they were antidilutive. There were no stock options outstanding as of December 31, 2002 because all Stock Option Plans terminated on December 18, 2002 with the culmination of the tender offer described in Note 2.

4.    Income Taxes

      At March 31, 2002, the Company had available net operating loss carryforwards of approximately $39,909,000 for federal tax purposes. The Company also had available research and development credits of $1,313,000 and $1,054,000 for federal and state purposes, respectively. Due to the uncertainty of the realization of deferred tax assets, a full valuation allowance was recorded to reduce the deferred tax assets to zero.

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements

      During fiscal 2003, an ownership change, as defined in Section 382 of the Internal Revenue Code, occurred. As a result of this ownership change, the Internal Revenue Code substantially limits the amount of the net operating loss and tax credit carryforwards that can be utilized to offset future taxable income. Management believes that the limitation, when combined with the Company's history of losses, is at a sufficiently low level, such that it is unlikely that the Company will be able to utilize any of the loss or credit carryforwards prior to expiration. Accordingly, the Company has written down the deferred tax assets associated with the loss and credit carryforwards, and the related valuation allowance, to zero. Since the assets had a full valuation allowance, there was no impact on the Company's financial position, results of operations or cash flows as a result of the ownership change.

5.    Recent Accounting Pronouncements

      On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

      FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others.

                        WORKGROUP TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements

      FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for our interim financial statements the quarter ended December 31, 2002. This standard is effective for the Company's fourth quarter. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its interim financial statements for the quarter ended December 31, 2002 .

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, its results of operations or its cash flows.

      In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, its results of operations or its cash flows.

      In April 2002, FASB issued Statement No. 145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its financial position, its results of operations or its cash flows.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenue. The Company's revenue consists of license fees for its WTC ProductCenter family of software products, and fees for professional services and software maintenance.

Revenue for the three and nine month periods ended December 31, 2002 decreased 14% and 12%, respectively, to $1,706,000 and $4,962,000, respectively, from $1,983,000 and $5,614,000, respectively, in the comparable periods of fiscal 2002. These decreases resulted primarily from a decrease in new customer software license orders and a decrease in maintenance orders from current customers, partially offset by existing customers upgrading to the most recent version of WTC ProductCenter software. The Company continues to experience delays in major purchasing decisions by several of its current customers and major prospects.

Software license revenue for the three and nine month periods ended December 31, 2002 increased 36% and 20%, respectively, to $467,000 and $1,160,000, respectively, from $344,000 and $965,000, respectively, in the comparable periods of fiscal 2002. These increases resulted primarily from existing customers upgrading to the most recent version of WTC ProductCenter software, partially offset by a decrease in new customer orders during the three and nine month periods ended December 31, 2002 when compared to the same periods of fiscal 2002.

Maintenance and services revenue for the three and nine month periods ended December 31, 2002 decreased 24% and 18%, respectively, to $1,239,000 and $3,802,000, respectively, from $1,639,000 and $4,649,000, respectively, in the comparable periods of fiscal 2002. These decreases resulted from certain current customers delaying major purchasing decisions, including decisions to renew maintenance agreements on a timely basis.

Cost of Revenue and Gross Profit. The Company's cost of software license revenue consists primarily of third party royalties payable upon the license of products, as well as costs associated with media, packaging, documentation and delivery of the Company's products. Gross profit associated with software license revenue for the third quarter of fiscal 2003 increased to $448,000 or 96% of software license revenue from $281,000 or 82% of software license revenue for the same period of fiscal 2002. For the nine months ended December 31, 2002, gross profit from software license revenue increased to $1,110,000 or 96% of software license revenue from $757,000 or 78% of software license revenue for the same period of fiscal 2002. This increase in gross profit is due primarily to higher software license revenue and lower fixed costs in fiscal 2003.

Cost of maintenance and services revenue consists primarily of personnel and related costs for the Company's customer support and professional services organizations. The Company's gross profit from maintenance and services revenue decreased to $707,000 or 57% of the associated revenue in the third quarter of fiscal 2003 from $931,000 or 57% of the associated revenue in the comparable period of fiscal 2002. This decrease in gross profit is due primarily to a decrease in maintenance revenue, partially offset by lower employee related expenses in the third quarter of fiscal 2003. For the nine months ended December 31, 2002 gross profit from maintenance and services revenue increased slightly to $2,143,000 or 56% of the associated revenue from

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

$2,103,000 or 45% of the associated revenue in the comparable period of fiscal 2002. This slight increase in gross profit is due primarily to lower employee related expenses as well as a favorable adjustment to prior third party royalties which occurred in the second fiscal quarter of 2003, partially offset by a decrease in maintenance revenue.

Selling and Marketing. Selling and marketing expenses decreased 28% and 37% for the three and nine month periods ended December 31, 2002 to $395,000 and $1,289,000, respectively, from $546,000 and $2,040,000, respectively, for the same periods of fiscal 2002. These decreases resulted primarily from a decrease in headcount and related expenses in the sales organization and to a lesser extent, reduced marketing related activities. As a result of these decreases, selling and marketing expenses as a percentage of revenue decreased to 23% and 26% in the three and nine month periods of fiscal 2003 from 28% and 36% in the same periods of fiscal 2002.

Research and Development. Research and development expenses decreased 17% and 21% for the three and nine month periods ended December 31, 2002 to $614,000 and $2,114,000, respectively, from $744,000 and $2,683,000, respectively, for the same periods of fiscal 2002. These decreases resulted primarily from lower headcount and related expenses in the development organization. As a result of these decreases, research and development expenses as a percentage of revenue decreased to 36% and 43% in the three and nine month periods of fiscal 2003 from 38% and 48% in the same periods of fiscal 2002.

General and Administrative. General and administrative expenses increased 253% and 85% for the three and nine month periods ended December 31, 2002 to $1,625,000 and $2,322,000, respectively, from $462,000 and $1,256,000, respectively, for the same periods of fiscal 2002. Included in the current quarter's G&A expenses were transaction related costs of $773,000 associated with the tender offer by SofTech, Inc. and a one time charge of $632,000 related to the Company's vacating its corporate headquarters in Burlington, MA. As a result of these increases, general and administrative expenses as a percentage of revenue increased to 95% and 47% in the three and nine month periods of fiscal 2003 from 23% and 22% in the same periods of fiscal 2002.

Interest Income. Interest income consists primarily of interest earned on cash and cash equivalents. Interest income for the three and nine month periods ended December 31, 2002 decreased $25,000 or 86% and $101,000 or 84%, respectively, from the same periods of fiscal 2002. These decreases are the result of lower cash and cash equivalent balances during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2002 decreased $2,871,000 to $275,000 from $3,146,000 at March 31, 2002. This decrease in cash resulted primarily from the loss from operations of about $2.5 million. Non-cash expenses and changes in operating assets and liabilities for the nine months utilized approximately $400,000. Working capital decreased $2,067,000 to ($807,000) at December 31, 2002 from $1,260,000 at fiscal 2002 year end. The Company has approximately $115,000 of restricted cash included in the December 31 and March 31, 2002 cash balances.

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

On December 18, 2002, SofTech, Inc. successfully closed on a cash tender offer ("Offer") to acquire the outstanding shares of common stock of the Company at a price of $2.00 per share. Approximately 1.5 million shares of the Company's common stock was purchased by SofTech under the Offer, which, together with the shares owned by SofTech represents approximately 89% of the outstanding shares of WTC.

The Company has reduced its ongoing quarterly cash spending to between $1.0 and $1.2 million as a result of cost reductions taken over the last several quarters leading up to the completion of the Offer and certain actions that were specifically taken upon completion of the Offer. Management expects that the Company can generate positive cash flows at the current spending rate and therefore, management believes that the cash on hand excluding the $115,000 of restricted cash at December 31, 2002 together with cash flow from operations will be sufficient for meeting its liquidity and capital resource needs at least through March 31, 2003.

To date, neither foreign currency exposure nor inflation has had a material impact on the Company's financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and

                        WORKGROUP TECHNOLOGY CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others.

FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for our interim financial statements the quarter ended December 31, 2002. This standard is effective for the Company's fourth quarter. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its interim financial statements for the quarter ended December 31, 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, its results of operations or its cash flows.

In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, its results of operations or its cash flows.

In April 2002, FASB issued Statement No. 145, "Rescission of FASB Statements No 4, 44, and 64, Amendment of FASB 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" in determining the classification of gains/losses resulting from the extinguishment of debt. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its financial position, its results of operations or its cash flows.

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

On June 3, 2002, the Company received notice from the Nasdaq Listing Qualifications Staff that the Company is in violation of certain of the minimum maintenance standards for continued listing of its common stock on The Nasdaq SmallCap Market. On October 30, 2002, the Company received notice that the Nasdaq Listing Qualifications Panel had rejected the Company's request for continued listing on The Nasdaq SmallCap Market, and that the Panel determined to delist the Company's securities from The Nasdaq Stock Market effective with the open of business on October 31, 2002. The Company's securities subsequently began trading on the OTC Bulletin Board under the symbol WKGP.

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

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K

                   Form 8-K dated October 28, 2002 regarding our press release announcing an agreement in principle for sale of the Company to SofTech, Inc.

                   Form 8-K dated November 13, 2002 regarding an Agreement and Plan of Merger of the Company with SofTech, Inc. and SofTech Acquisition Corp. Also, in connection with the Agreement and Plan of Merger, certain stockholders of the Company have agreed to tender their shares in the tender offer and/or vote in favor of the SofTech acquisition. A press release announcing that the Company and SofTech, Inc. have signed a definitive agreement under which SofTech, Inc will acquire the Company is made a part of this Form 8-K.

                   Form 8-K dated November 20, 2002 regarding our press release announcing the commencement of the previously announced cash tender offer by SofTech, Inc. for all of the outstanding shares of common stock of the Company at a price of $2.00 per share.

                   Form 8-K dated December 19, 2002 regarding SofTech Inc.'s press release announcing the closing of SofTech Inc.'s all cash tender offer for all of the outstanding shares of common stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WORKGROUP TECHNOLOGY CORPORATION
                                          Registrant

Date:  February 14, 2003                  /s/ Joseph P. Mullaney
      ------------------                  --------------------------------------
                                          Joseph P. Mullaney
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Joseph P. Mullaney, President and Chief Executive Officer of Workgroup Technology Corporation, certify that:

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


Date:  February 14, 2003                  /s/ Joseph P. Mullaney
      ------------------                  -----------------------------------
                                          Joseph P. Mullaney
                                          President and Chief Executive Officer